Form 10KSB
period 1995-12-31
TRIANGLE IMAGING GROUP INC
filed 1996-07-24
CIK 764763

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     [x/] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the Fiscal Year Ended December 31, 1995

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from ______________ to ______________.

                         Commission File No. 33-55378-NY

                          TRIANGLE IMAGING GROUP, INC.
                 (Name of small business issuer in its charter)

                               Florida 59-2493183
         (State or other jurisdiction of incorporation or organization)
                           (IRS Employer I.D. Number)

              12 South Penataquit Avenue, Bay Shore, New York 11706 (Address of Principal Executive Offices) ( Zip Code)

        Registrant's Telephone Number, Include Area Code: (516) 666-6890

          Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class                         of Each Exchange On Which Registered
      None                                                  None

          Securities Registered Pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 of 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past ninety (90) days.
                    Yes x                               No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x/ ]

         The issuer's revenues for its most recent fiscal year were $0.

     As of June 30, 1996, 3,757,166 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the lack of a trading market in such securities, was approximately $0.

                      DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant to Rule 424(b) or (c) have been incorporated by reference in this report.

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

     Triangle Imaging Group, Inc. (the Company), formerly known as The Triangle Group, Inc., formerly Benefit Performances of America, Inc. ("Benefit") was incorporated under the laws of the State of Florida on December 12, 1984. Benefit was formed for the purpose of the promotion of concerts, shows, musical events and/or other entertainment productions in association with charities and other fund raising charitable organizations.

     In April of 1988, Benefit discontinued its prior operations and commenced discussions with The Triangle Group, Inc. ("Old Triangle"). On August 18, 1988, the parties agreed in principal to the terms pursuant to which benefit would acquire Old Triangle subject to the satisfaction of a number of conditions. On September 14, 1988, following approval by the shareholders of Old Triangle and the tender of 100% of the outstanding shares of Old Triangle, the acquisition of Old Triangle was consummated and the Company assumed the operations of Old Triangle. On November 18, 1988, Benefit amended its Articles of Incorporation changing its name from Benefit Performances of America, Inc. to The Triangle Group, Inc.

     From 1988 until 1992, the Company, through Old Triangle and various operating subsidiaries, provided data processing consulting and software development services. During 1992, the Company abandoned the operations of each of its operating subsidiaries and management of the remaining public shell set out to identify attractive businesses with which to merge or to acquire.

     Subsequent to 1993, management of the Company agreed to step down and to convert the majority of the shares held by such persons to a new management group. Since 1992, the Company's operations have been limited to the search for potential merger or acquisition candidates.

     During 1994 a new management group took over operations of the Company and have been attempting to locate a suitable acquisition or merger candidate to enhance shareholder value.

     In March 1995, the Company was introduced to Mr. Lloyd Eisenhower, President of Pegasus Technologies, Inc. Pegasus claimed to control a new substantial imaging technology for the inspection of aircraft. This technology was used by the U. S. Air Force and was being modified for commercial aircraft. The technology has world wide implications for public safety. The Company purchased this technology by issuing a controlling interest in the Company to Pegasus and Mr. Eisenhower who ran the Company from April of 1995 through September of 1995.

     In April of 1995, the Company had a 1:10 reverse split of its shares.

     In May of 1995, the Company changed its name from The Triangle Group, Inc. to Triangle Imaging Group, Inc. to reflect its newly acquired technology.

     During September of 1995, the Company was informed by outside sources that Pegasus and Eisenhower did not, indeed, control this technology. The Company's previous Board of Directors demanded that Eisenhower and Pegasus prove their control or ownership of this imaging technology or the Board would demand a recision of the entire agreement and cancel all of the shares issued.

     Eisenhower did not contest the recision and agreed to it in a prepared document dated August 31, 1995.

     The Board of Directors of the Company canceled all of the shares issued to Eisenhower and to a stock promotion company hired by him, known as American Public Companies, Inc. This cancellation totaled in excess of 12 million shares. All of these shares have been returned to the Transfer Agent. Additionally, another 3.4 million restricted shares were canceled by the Board of Directors of the Company and accepted by the transfer agent after a letter was received by the owners requesting that the shares be canceled.

     Additionally, 500,000 shares of the Company's stock was issued to Lloyd Eisenhower as agent for ECI Corporation. The Board of Directors has determined that these shares had been issued without proper authorization for a previous debt incurred by Pegasus Technologies and Eisenhower. The Board of Directors of the Company canceled these shares, however, they appear to be lost and if an affidavit of loss is not received from Eisenhower, legal action will be instituted for the judicial cancellation of such shares. The loss affidavit, however, is expected shortly.

         PROPOSED BUSINESS OF COMPANY

     GENERAL: The Company's current plan of operations is to seek and acquire domestic and foreign business opportunities, and may participate in more than one or two such business opportunities. The Company presently has several merger/acquisition/joint venture/licensing candidates under consideration, but until the consummation of such, the Company will continue to seek other business opportunities.

     The Company does not propose to limit its business opportunities to firms which have achieved any predetermined stages of development. Accordingly, the Company will also investigate firms which are developing companies and in need of additional funds for expansion, development and/or marketing. The Company also seeks businesses either experiencing financial or operating difficulties, in need of limited capital or merely desirous of establishing a public trading market for its common stock.

     The Company does not propose to restrict its search for investment opportunities to any industry, and may, therefore, engage in essentially any business to the extent of its limited resources. This includes, among others, industries such as service, natural resources, manufacturing, hi- technology, product development, medical, insurance, communications, real estate, furniture and the food industry.

     Potential Acquisitions, Spin-Offs and Other Transactions: In order to maximize value and profit potential for the Company's shareholders, pending the consummation of a merger or acquisition, the Company may merge with, or acquire, other attractive businesses seeking to create a public market in their securities. The securities received by the Company in the merger of its subsidiaries with such operating companies will be partially distributed to the shareholders of the Company pursuant to a registration statement, with the effect that a public market in the securities is created and the shareholders of the Company receive shares in an operating company.the securities is created and the shareholders of the Company receive shares in an operating company.

ITEM 2.           DESCRIPTION OF PROPERTIES

     The Company's executive offices consisted of 450 square feet located in Bay Shore, New York. Such space was provided free of rent by Omnicap Corp., an affiliated company, through March of 1994 and commencing April 1, 1994 was being subleased from Omnicap on a month-to- month basis for $500 per month. The lease expired on February 1, 1995 and both Omnicap and the Company moved to 12 South Penataquit Avenue, Bay Shore, New York 11706. Omnicap is subleasing space and sharing secretarial services with the Company at a rate of $1,000 per month.

     Management believes that the Company's existing executive office space is adequate to support operations for the foreseeable future, until an acquisition or merger is consummated.

ITEM 3.           LEGAL PROCEEDINGS

     On December 13, 1988, Medical Literature Review, Inc. ("MLR") and two of its officers commenced an action in the Supreme Court of New York, County of Suffolk, against the Triangle Group, Inc. and certain former officers and affiliates of the Company. This matter involves a claim by MLR and two it its shareholders that Old Triangle breached a contract entered into in March 1987 between Old Triangle and MLR, which MLR interprets to have obligated Old Triangle to assume payment of all of MLR's debts and to pay MLR $10,000 per month for 36 months, in return for which MLR would be acquired by Old Triangle as a wholly-owned subsidiary. The complaint and bill of particulars served by the plaintiffs discloses that plaintiffs claim $2,000,000 in damages, including approximately $791,000 in obligations that MLR defaulted on after Old Triangle allegedly breached the agreement.

     The Company's answer in this litigation includes denials of all material allegations, defenses of the statute of frauds, ultra vires and termination of the contract pleaded by plaintiffs by a second, later agreement, and counterclaims against the plaintiffs alleging, inter alia, fraud, breach of contract and prima facie tort. The Company seeks damages of $500,000 against each plaintiff and cancellation of 29,081 shares of stock issued by the Company to MLR. See "Management's Discussion and Analysis".


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 1995.

PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's common stock is traded in the over-the-counter market.

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS

     The operations of the Company have historically been conducted by its various operating subsidiaries. Due to continuing losses from operations, the Company discontinued the operations of all subsidiaries during 1992. The Company's financial statements for 1994 and 1995 reflect only the operations of Triangle Imaging Group, Inc. and not those of its various subsidiaries.

Results of Operations

     The Company's operations during 1995 consisted of the Pegasus technology transfer and its recision, and the addressing of a lawsuit with MLR that has been outstanding since 1988. The lawsuit is currently ready for trial and it is anticipated that the trial will begin in early July of 1996. Management is confident of a favorable outcome if it goes to trial.

     The Company had no operations and no operating revenues during 1995. General operating expenses of the Company totaled $65,915 in 1995 as compared to $39,821 in 1994. The Company reported non-cash imputed compensation expense connected with common stock issued for services of $437,250 in 1995 as compared to $0 in 1994. As a result, the Company reported a loss from operations of $503,165 in 1995 as compared to $39,821 in 1994.

     The Company does not anticipate realizing any significant revenues or conducting any material operations unless and until the Company consummates an acquisition or merger with an operating business at which time the Company's operating results are expected to reflect those of the business acquired or merged with. Until such time, the Company expects to incur certain ongoing expenses in connection with its search for a suitable merger or acquisition candidate.

Liquidity and Capital Resources

     At December 31, 1995 the Company had cash assets and liabilities consisting of certain accrued expenses and stockholder loans payable. The Company was also subject to a contingency relating to its ongoing litigation with MLR. Such contingency has been pending since 1988, however the Company believes that such suit is without merit. If the Company were to be found liable in such suit, the Company would incur a liability which it presently has no means of satisfying. See "Legal Proceedings".

     In addition to having minimal assets at December 31, 1995 which would be inadequate to satisfy any potential judgement in favor of MLR, the Company had minimal assets with which to fund any potential acquisitions. During 1995, new management of the Company infused certain limited funds into the Company in order to facilitate the search for an acquisition candidate and the payment of certain professional fees and other expenses. While management of the Company has provided operating capital during 1995, there is no obligation or guarantee on their part to continue to fund operations and the search for an acquisition candidate. Further, if the Company is successful in identifying an acquisition candidate, it is likely that the Company will be required to spend significant sums to consummate such an acquisition and/or provide additional capital for such an acquired business. The Company presently has no known source for any such financing should such become necessary.

Impact of Inflation

     Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue if and when the Company completes an acquisition or merger.

ITEM 7.           FINANCIAL STATEMENTS

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
         Independent Auditors' Report                                     F-2
         Balance Sheet                                                    F-3
         Statement of Operations                                          F-4
         Statement of Deficit in Assets                                   F-5
         Statement of Cash Flow                                           F-6
         Notes to Financial Statements                                    F-7-9


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

     The following table sets forth certain information concerning the Company's current directors and executive officers:

         Name                         Age    Position
         Vito A. Bellezza             58     President, Chief Executive Officer,
                                             Chairman and Director
         Peter J. Bellezza            61     Director
         Franz A. Fideli              73     Director

     Officers and directors are elected on an annual basis. The present terms for each director will expire at the next annual meeting of shareholders or at such time as a successor is duly elected. Officers serve at the discretion of the Board of Directors. Vito Bellezza and Peter Bellezza are brothers. Except for the foregoing, there are no family relationships between any of the officers or directors.

     The following is a biographical summary of the business experience of the directors and executive officers of the Company.

     Vito A. Bellezza. Mr. Bellezza has served as President, Chief Executive Officer and Chairman of the Company since 1994. Mr. Bellezza has served as President of Omnicap Corp., a merchant banking firm, since June of 1993. Additionally, since 1981, Mr. Bellezza has served as a President of Wealthmasters, a financial planning firm, Mr. Bellezza has served as a licensed sales executive for US Life Equity Sales from 1980 to 1995 and currently for Redstone Securities, and since 1967, Mr. Bellezza has served as a sales representative of New York Life Insurance Co.

     Peter J. Bellezza. Mr. Bellezza has served as a Director of the Company since 1994. Prior to joining the Company, Mr. Bellezza served as President of Alpha Systems, Inc., a manufacturer and marketer of high vacun valves, from 1968 to 1992.

     Franz A. Fideli. Mr. Fideli has served as a director of the Company since 1994. Mr. Fideli has served as President and owner of Fideli Associates Consulting, a heating, ventilation and air conditioning firm, since 1985.

Compliance with Section 16(a) of the Exchange Act

         Not applicable.

ITEM 10.          EXECUTIVE COMPENSATION

     The Company has paid no compensation to its current Chief Executive Officer during the preceding three years and has paid no compensation exceeding $100,000 to any of its current officers during the preceding three years.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     The following tables sets forth, as of May 31, 1996 the number of shares of the Company's Common Stock beneficially owned, or as to which there was a right to acquire beneficial ownership within 60 days, by each beneficial owner known to own more than five percent of the Company's Common Stock, by each director, each executive officer and all directors, nominees for director and all executive officers, directors and nominees for director as a group.

Name and Address of             Amount and Nature of                Title of             Percent
Beneficial Owner                eficial Ownership (1)            Class or Series         of Class
Vito A. Bellezza                        1,411,150 (2)                Common                53.3%
12 S. Penataquit Avenue
Bay Shore, NY 11706
Peter J. Bellezza                          27,500                                           1.0%
4250 N. A1A, Apt. 506
N. Hutchinson Island, FL 33449
Franz Fideli                               37,500                                           1.4%
820 Bird Bay Way
Venice, FL 34292

     (1) Unless noted otherwise, all shares indicated as beneficially owned are held of record by, and the right to vote and transfer such shares lies with the person indicated.

     (2) Includes 385,500 shares held of record by Omnicap Corp., a corporation controlled by Mr. Vito Bellezza. Excludes 13,500 shares held by the adult children of Vito Bellezza, with respect to which Mr. Bellezza disclaims any beneficial interest. Includes the voting rights to 29,000 shares of former directors held by Mr. Bellezza.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1995, the Company issued an aggregate of 1,162,500 shares of Common Stock to various officers and directors of the Company as an inducement for their services and certain contributions to the Company. Such shares were contributions to the Company. Such shares were issued as follows: Vito Bellezza
- - 830,000 shares for $35,983 in debt cancellation; Omnicap Corp., a company controlled by Mr. Bellezza - 280,000 shares for $7,038 in debt cancellation; Peter Bellezza - 25,000 shares for service on the Board of Directors; Franz Fideli - 25,000 shares for service on the Board of Directors; and Thomas Secreto
- - 25,000 shares for service on the Board of Directors. In connection with the acquisition of certain shares from prior management of the Company, Vito Bellezza loaned $24,000 to the Company. Such loan is a non-interest bearing loan and is repayable on demand. Of the $30,000, $15,000 was contributed and loaned by Omnicap and Vito Bellezza has been designated for the payment of potential payroll tax liability of the Company's subsidiaries and former management. In connection with the resignation of Marc Oppenheimer as an officer and director, 40,000 shares owned by him were returned to the Company for cancellation.

     Additionally, the Company sublets its executive offices from Omnicap Corp. Such space was provided free of charge through March of 1994. For the period of April 1994 through September 1995, the Company sublet such space for $500 per month on a month to month basis. Effective October 1, 1995, the Company sublet space and secretarial services from Omnicap Corp. at a rate of $1,000 per month. As of December 31, 1995, all rents with respect to the Company's executive offices had been accrued but not paid.

PART IV

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

                                                                                     Sequentially
     Exhibit                                                                         Numbered
     Number      Description of Exhibit                                              Page
        3.1      Articles of Incorporation, as amended...............                  *
        3.2      Bylaws, as amended............................................        *
        4.1      Specimen Common Stock Certificate - incorporated.                     *
          *      Incorporated by reference pursuant to Exchange Act Rule 12b-23.

(b)              Reports on Form 8-K

                 None

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TRIANGLE IMAGING GROUP, INC.




                                                     BY:
                                                                Vito A. Bellezza
                                    President

Dated: June ___, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature          Title                                          Date



                   President, Chairman of the Board               June___, 1996
Vito A. Bellezza   and Chief Executive Officer (Principal
                   Executive Officer)


Peter J. Bellezza  Director                                       June ___, 1996



Franz Fideli       Director                                       June ___, 1996

                          TRIANGLE IMAGING GROUP, INC.

                          INDEX TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1995 AND 1994




                                                                         Page
                                                                         Number

INDEPENDENT AUDITORS' REPORT..............................................F-2

BALANCE SHEET............................................................ F-3

STATEMENT OF OPERATIONS...................................................F-4

STATEMENT OF CHANGES IN DEFICIT IN ASSETS................................ F-5

STATEMENT OF CASH FLOWS...................................................F-6

NOTES TO FINANCIAL STATEMENTS.............................................F-7-10

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Triangle Imaging Group, Inc.

     We have audited the balance sheet of Triangle Imaging Group, Inc. as of December 31, 1995 and the related statements of operations, changes in deficit in assets and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triangle Imaging Group, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.




                            Feldman Radin & Co., P.C.
                          Certified Public Accountants


New York, New York
June 12, 1996

                          TRIANGLE IMAGING GROUP, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1995




                                     ASSETS



ASSETS:
     Cash                                                       $         1,371
                                                                 ===============


                        LIABILITIES AND DEFICIT IN ASSETS




CURRENT LIABILITIES:
     Accrued expenses                                           $        32,211
     Due to stockholders                                                 15,000
                                                                 ---------------
                                                                         47,211

CONTINGENCIES

DEFICIT IN ASSETS:
     Preferred stock, no par,
     authorized 1,000,000 shares: 100,000 shares
     issued and outstanding                                              10,000
     Common stock, $.0007 par value,
     authorized 100,000,000 shares: 3,492,166 issued
         and outstanding                                                  2,445
     Paid-in capital                                                  1,481,774
     Accumulated deficit                                             (1,527,944)
     Treasury stock - at cost                                           (12,115)
                                                                   -------------
            TOTAL DEFICIT IN ASSETS                                     (45,840)
                                                                   -------------

                                                                          1,371
                                                                   =============


                       See notes to financial statements.
                                       F-3

                          TRIANGLE IMAGING GROUP, INC.

                             STATEMENT OF OPERATIONS

                                                   Years ended December 31,
                                            -----------------------------------
                                                  1995                1994
                                            ----------------    ---------------

REVENUES                                    $        -          $       -
                                            ----------------    ---------------

EXPENSES:
     Non-cash imputed compensation expense           437,250            -
     Operating                                        65,915             39,821
                                            ----------------    ---------------
                                                     503,165             39,821
                                            ----------------    ---------------

NET LOSS                                   $        (503,165)  $        (39,821)
                                            ================    ===============


NET LOSS PER SHARE                         $           (0.26)  $          (0.06)
                                            ================    ===============


WEIGHTED AVERAGE SHARES OUTSTANDING                1,958,168            704,792
                                            ================    ===============



















                       See notes to financial statements.
                                       F-4

                          TRIANGLE IMAGING GROUP, INC.

                    STATEMENT OF CHANGES IN DEFICIT IN ASSETS

                     DECEMBER 31, 1993 TO DECEMBER 31, 1995

                                       Preferred Stock          Common Stock        Paid-In    Accumulated    Treasury    Deficit
                                    ----------------------  ----------------------
                                      Shares      Amount      Shares      Amount    Capital      Deficit       Stock     In Assets
                                    ----------  ----------  ----------  ----------  ----------  -----------  ----------  ----------
BALANCE - December 31, 1993              -      $    -         544,166  $      381  $  996,692  $ (984,958)  $ (12,115)  $    -

Shares sold                              -           -         125,500          88       4,912        -           -           5,000
Shares issued for services               -           -          62,500          44       1,831        -           -           1,875
Shares forfeited and retired             -           -         (40,000)        (28)         28        -           -           -
Net loss                                 -           -           -            -          -         (39,821)       -         (39,821)
                                    ----------  ----------  ----------  ----------  ----------  -----------  ----------  ----------

BALANCE - December 31, 1994              -           -         692,166         485   1,003,463  (1,024,779)    (12,115)     (32,946)
Shares sold                            100,000      10,000                                                                   10,000
Shares issued for services               -           -       1,800,000       1,260     435,990        -           -         437,250
Shares issued for cancellation of debt   -           -       1,000,000         700      42,321        -           -          43,021
Net loss                                 -           -           -            -                   (503,165)       -        (503,165)
                                    ----------  ----------  ----------  ----------  ----------  -----------  ----------  ----------

BALANCE - December 31, 1995            100,000  $   10,000  $3,492,166   $   2,445  $1,481,774  $(1,527,944) $ (12,115)  $  (45,840)
                                    ==========  ==========  ==========  ==========  ==========  ===========  ==========  ==========




















                       See notes to financial statements.
                                       F-5

                          TRIANGLE IMAGING GROUP, INC.

                            STATEMENT OF CASH FLOWS


                                                                     Years Ended December 31,
                                                                   ----------------------------
                                                                       1995           1994
                                                                   -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                   $    (503,165)  $    (39,821)
                Adjustment to reconcile net loss to net cash
                  provided by operating activities:
                        Shares issued for services                       437,250         1,875

                Changes in liabilities:
                        Increase in accrued expenses                      14,965        17,246
                                                                   -------------  ------------

CASH USED BY OPERATING ACTIVITIES                                        (50,950)      (20,700)
                                                                   -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
                Shares issued for cancellation of debt                    43,021          -
                Proceeds from sale of shares                              10,000         5,000
                Decrease in due to shareholder                              (700)       15,700
                                                                   -------------  ------------

CASH PROVIDED BY FINANCING ACTIVITIES                                     52,321        20,700
                                                                   -------------  ------------

NET INCREASE IN CASH                                                       1,371         -

CASH - BEGINNING OF YEAR                                                   -             -

CASH - END OF YEAR                                                 $       1,371  $      -
                                                                   -------------  ------------

















                       See note to financial statements.
                                      F-6

                          TRIANGLE IMAGING GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1995 AND 1994


1.       SIGNIFICANT ACCOUNTING POLICIES

         a.       Basis of Presentation

     The operations of the Company have historically been conducted by its various operating subsidiaries. Due to continuing losses from operations, the Company discontinued the operations of all subsidiaries during 1992. The Company's financial statements for 1995 and 1994 reflect only the operations of Triangle Imaging Group, Inc., and not those of its subsidiaries.

         b.       Earnings Per Share

     Earnings per share are computed on the basis of the weighted average number of common shares and common stock equivalents outstanding during the respective periods. Per share amounts give effect to all recapitalizations.

2.       CONTINGENCIES

     The Company is presently in litigation with Medical Literature Review (MLR) and two of its shareholders. This matter involves a claim by MLR and two of its shareholders that the Company breached a contract entered into in March 1987 between the Company and MLR, which MLR interprets to have obligated the Company to assume payment of all of MLR's debts and to pay MLR $10,000 per month for 36 months, in return for which MLR would be acquired by the Company as a wholly-owned subsidiary. The complaint and bill of particulars served by the plaintiffs discloses that plaintiffs claim $2,000,000 in damages, including approximately $791,000 in obligations that MLR defaulted on after the Company allegedly breached the agreement. The Company's answer to this litigation includes denials of all material allegations, defenses of the statute of frauds, ultra vires and termination of the contract pleaded by plaintiffs by a second, later agreement, and counterclaims against plaintiffs alleging, inter alia fraud, breach of contract and prima facie tort. The Company seeks damages of $500,000 against each plaintiff and cancellation of 29,080 shares of stock issued by the Company to MLR.

     The Company's legal counsel believes that, based on a review of all the facts and final depositions of all parties involved, the plaintiffs will most likely not meet their burden of proof to be victorious and that Triangle has a more than likely chance of successfully prevailing in its defense and in winning its counterclaims.

     The Company believes this suit is without merit and that the outcome of this matter will not materially affect the Company's financial position.

3.       INCOME TAXES

     In 1992, the Company adopted the method of accounting for income taxes pursuant to the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the liability method of computing income taxes and requires the recognition of deferred tax assets for the expected future benefit to be derived for tax loss carryforwards. SFAS 109 also requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

     As of December 31, 1995, the Company had total deferred tax assets of $300,000, relating to tax loss carryforwards. At this time, the Company does not believe it can reliably predict profitability beyond the current year. Accordingly, the deferred tax asset has been reduced in its entirety by a valuation allowance.

     The following table presents a reconciliation of income tax (benefit) computed at the statutory federal rates and the amount of income tax (benefit) recorded on the financial statements:

                                                     1994               1995
                                                 ------------       ------------

     Tax (benefit) at statutory rate                $(13,937)       $  (176,108)

     Permanent differences                             -                153,038

     Tax benefit not recognized                       13,937             23,070

                                                 $     -            $      -

     At December 31, 1995, the Company had net operating loss carryforwards for tax purposes of approximately $1,100,000 which will expire in the years 2005 through 2008. These carryforwards are subject to limitations on annual utilization because there are "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership.

4.       DUE TO STOCKHOLDERS

     Amounts due to stockholders are non-interest bearing advances which are repayable on demand.

5.       NON-CASH IMPUTED COMPENSATION EXPENSE

     A total of 1,800,000 shares of common stock were issued for services during the year ended December 31, 1995. Such shares have been valued at their estimated fair market value on the date of issuance resulting in a non-cash charge to income of $437,250.

6.       RESCINDED ACQUISITION

     The Company had entered into an agreement with Pegasus Technologies, Inc. to acquire certain licenses related to aircraft inspection technology in exchange for 90% of the Company's issued and outstanding common stock. The Company subsequently learned that Pegasus did not own the rights to the technologies, contrary to what it had claimed. Upon learning of this situation, the Company exercised its rights and rescinded all aspects of this transaction.

7.       REVERSE STOCK SPLIT

     On April 7, 1995, the Company declared a one for ten reverse stock split. All common share data has been restated to reflect this recapitalization.
8.       NAME CHANGE

     On April 13, 1995 the Company formerly known as The Triangle Group, Inc. changed its name to Triangle Imaging Group, Inc.

9.       WARRANTS

     In May 1995, the Company issued a dividend in the form of common stock warrants to each holder of common stock. An aggregate of 1,202,126 warrants were issued and each warrant is convertible into one share of common stock at a price of $5 expiring on August 1, 1996.

10.      PREFERRED STOCK

     During September 1995 the Company sold for $10,000, 100,000 shares of Class A, no par value, convertible preferred stock to an individual who serves as its Chairman and President. Each share is entitled to 50 votes and the holder of the shares is entitled to elect a majority of the board of directors for a period of three years. The shares do not pay any dividends and each share is convertible into 10 shares of common stock.

11.      SHARES ISSUED TO CANCEL INDEBTEDNESS

     In October 1995 the Company issued 1,000,000 shares of common stock to its Chairman/President in exchange for the cancellation of indebtedness totaling $43,021.