Form 10QSB
period 1996-06-30
TRIANGLE IMAGING GROUP INC
filed 1996-08-06
CIK 764763

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                        Commission file number: 2-96392-A

                          TRIANGLE IMAGING GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                               Florida 59-2493183
                 State or other jurisdiction of I.R.S. Employer
                incorporation or organization Identification No.

              12 South Penataquit Avenue, Bay Shore, New York 11706
               (Address of Principal Executive Office) (Zip Code)

                                  516-666-6890
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

The number of shares of registrant's Common Stock, $.0007 par value, outstanding as of June 30, 1996 was 3,757,165 shares.

                          TRIANGLE IMAGING GROUP, INC.

                                      INDEX


                                                                            Page
                                                                          Number

PART I - FINANCIAL INFORMATION:

 Item 1.  Financial Statements

       Balance Sheet - June 30, 1996 and December 31, 1995..................  1

       Statement of Operations - For the Three Months and Six Months Ended
       June 30, 1996 and 1995...............................................  2

       Statement of Cash Flows - For the Three Months and Six Months Ended
       June 30, 1996 and 1995...............................................  3

       Notes to Financial Statements.......................................   4

 Item 2.  Management's Discussion and Analysis..............................  5

PART II - OTHER INFORMATION.................................................  6

SIGNATURES..................................................................  7

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          TRIANGLE IMAGING GROUP, INC.

                                 BALANCE SHEET

                                  (Unaudited)

                                     ASSETS

                                                                        June 30,         December 31,
                                                                          1996               1995
                                                                       ----------         ----------

ASSETS:
        Cash                                                          $       354        $     1,371
                                                                       ----------         ----------



LIABILITIES AND DEFICIT IN ASSETS

CURRENT LIABILITIES:
        Accrued expenses                                              $    40,488        $    32,211
        Due to stockholders                                                15,500             15,000
                                                                       ----------         ----------
                                                                           55,988             47,211
                                                                       ----------         ----------


DEFICIT IN ASSETS:
        Preferred stock, no par,
        authorized 1,000,000 shares:  100,000 shares
                issued and outstanding                                     10,000             10,000
        Common stock, $.0007 par value,
        authorized 100,000,000 shares: 3,757,165 and 1,507,126
          issued and outstanding                                            2,631              2,445
        Paid-in capital                                                 1,494,840          1,481,774
        Accumulated deficit                                            (1,550,990)        (1,527,944)
        Treasury stock - at cost                                          (12,115)           (12,115)
                                                                       ----------         ----------
                        TOTAL DEFICIT IN ASSETS                           (55,634)           (45,840)
                                                                       ----------         ----------

                                                                      $       354        $     1,371
                                                                       ----------         ----------














                       See notes to financial statements.
                                      -1-

                          TRIANGLE IMAGING GROUP, INC.

                            STATEMENT OF OPERATIONS

                                  (Unaudited)


                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                       -------------------------     -------------------------
                                                          1996           1995           1996           1995
                                                       ----------     ----------     ----------     ----------

REVENUES                                              $     -        $     -        $     -        $     -
                                                       ----------     ----------     ----------     ----------

EXPENSES:

        Non-cash imputed compensation expense (Note 3)      -             35,500         13,250        388,000
        Operating                                           4,349         39,028          9,796         43,892
                                                       ----------     ----------


NET (LOSS)                                            $    (4,349)   $   (74,528)   $   (23,046)   $  (431,892)
                                                       ----------     ----------     ----------     ----------

NET (LOSS) PER SHARE                                  $     (0.00)   $     (0.06)   $     (0.01)   $     (0.43)
                                                       ----------     ----------     ----------     ----------

WEIGHTED AVERAGE SHARES OUTSTANDING                     3,757,165      1,287,126      3,668,831        998,376
                                                       ----------     ----------     ----------     ----------

































                       See notes to financial statements.
                                      -2-

                          TRIANGLE IMAGING GROUP, INC.

                            STATEMENT OF CASH FLOWS

                                  (Unaudited)


                                                                Six Months Ended
                                                                     June 30,
                                                            --------------------------
                                                               1996            1995
                                                            ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                           $    23,046)    $  (431,892)
        Adjustments to reconcile net loss to net cash
                provided by operating activities:
                        Non-cash imputed compensation           13,250         388,000

CHANGES IN ASSETS AND LIABILITIES:
        Increase (decrease) in due to shareholders                 500          36,202
        Increase (decrease) in accrued expenses                  8,279           7,700
                                                            ----------      ----------

NET INCREASE (DECREASE) IN CASH                                 (1,017)             10

CASH - BEGINNING OF PERIOD                                       1,371            -
                                                            ----------      ----------

CASH - END OF PERIOD                                       $       354     $        10
                                                            ----------      ----------

























                       See notes to financial statements.
                                      -3-

                          TRIANGLE IMAGING GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

                  The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position for the interim period presented.

                  Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 1995 contained in the Company's Annual Report on Form 10- KSB.

2.       EARNING (LOSS) PER SHARE

                  Per share information is computed based on the weighted average number of shares outstanding during the period.

3.       NON-CASH IMPUTED COMPENSATION EXPENSE

                  A total of 710,000 shares of common stock were issued for services during the quarter ended June 30, 1995. Such shares were valued at their market value (bid price) on the date of issuance resulting in a non-cash charge to income of $35,500.

4.       REVERSE STOCK SPLIT

                  On April 7, 1995 the Company declared a one for ten reverse stock split. All common stock data has been restated to reflect this recapitalization.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations

         A total of 710,000 shares of common stock were issued for services during the quarter ended June 30, 1995. Such shares have been valued at their market value (bid price) on the date of issuance.

     During the three months ended June 30, 1996, the Company incurred a net loss of $4,349 which consisted of general and administrative expenses. During the three months ended June 30, 1995, the Company incurred a net loss of $74,528 which consisted of $35,500 of non-cash imputed compensation and $39,028 of general and administrative expenses, a substantial portion of which were related to the activities surrounding the aborted acquisition of Pegasus Technologies, Inc. The loss for the six months ended June 30, 1996 was $23,046 which is attributable to $13,250 of non-cash imputed compensation expense and $9,796 in general and administrative expenses. The loss for the six months ended June 30, 1995 was $431,892 which is attributable to $388,000 of non-cash imputed compensation expense and $43,892 in general and administrative expenses.

Liquidity and Capital Resources

         As of June 30, 1996, the Company had $354 in cash. During the six months ended June 30, 1996, a principal shareholder funded a portion of the Company's expenses through short-term non-interest bearing advances.

PART II - Other Information

Item 6.           Exhibit and Reports on form 8-K

         A.       Exhibits

                  None.

         B.       Report on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    TRIANGLE IMAGING GROUP, INC.


                                                    Date
                                                    By:
                                                    Vito Bellezza
                                                    President