Form 10QSB
period 1996-03-31
TRIANGLE IMAGING GROUP INC
filed 1996-08-08
CIK 764763

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1996

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

                                    Yes X No

     The number of shares of registrant's Common Stock, $.0007 par value, outstanding as of March 31, 1996 was 3,757,165 shares.

                          TRIANGLE IMAGING GROUP, INC.

                                      INDEX
                                                                            Page
                                                                          Number
PART I - FINANCIAL INFORMATION:

  Item 1.  Financial Statements

           Balance Sheet - March 31, 1996 and December 31, 1995............  1

           Statement of Operations - For the Three Months Ended
           March 31, 1996 and 1995.........................................  2

           Statement of Cash Flows - For the Three Months Ended
           March 31, 1996 and 1995.........................................  3

           Notes to Financial Statements...................................  4

  Item 2.  Management's Discussion and Analysis............................  5

PART II - OTHER INFORMATION................................................  6

SIGNATURES ................................................................  7

                          TRIANGLE IMAGING GROUP, INC.

                                 BALANCE SHEET

                                  (Unaudited)

                                     ASSETS

                                                           March 31,      December 31,
                                                             1996             1995
                                                          ----------       ----------

ASSETS:
  Cash                                                   $        64      $     1,371
                                                          ----------       ----------



                       LIABILITIES AND DEFICIT IN ASSETS

CURRENT LIABILITIES:
  Accrued expenses                                       $    36,349      $    32,211
  Due to stockholders                                         15,000           15,000
                                                          ----------       ----------
                                                              51,349           47,211
                                                          ----------       ----------


DEFICIT IN ASSETS:
  Preferred stock, no par,
  authorized 1,000,000 shares:  100,000 shares
     issued and outstanding                                   10,000           10,000
  Common stock, $.0007 par value,
  authorized 10,000,000 shares: 3,757,165 and 797,126
  issued and outstanding                                       2,631            2,445
  Paid-in capital                                          1,494,840        1,481,774
  Accumulated deficit                                     (1,546,641)      (1,527,944)
  Treasury stock - at cost                                   (12,115)         (12,115)
                                                          ----------       ----------
       TOTAL DEFICIT IN ASSETS                               (51,285)         (45,840)
                                                          ----------       ----------

                                                         $        64      $     1,371
                                                          ----------       ----------















                       See notes to financial statements.
                                      -1-

             TRIANGLE IMAGING GROUP, INC. THE TRIANGLE GROUP, INC.

                            STATEMENT OF OPERATIONS

                            (Unaudited) (Unaudited)


                                                         Three months ended
                                                              March 31,
                                                        1996            1995
                                                     ----------      ----------

REVENUES                                            $     -         $     -
                                                     ----------      ----------

EXPENSES:
  Non-cash imputed compensation (Note 3)                 13,250         352,500
  Operating                                               5,447           4,864
                                                     ----------      ----------
                                                         18,697         357,364
                                                     ----------      ----------

NET (LOSS)                                          $   (18,697)    $  (357,364)
                                                     ----------      ----------

NET (LOSS) PER SHARE                                $     (0.01)    $     (0.50)
                                                     ----------      ----------

AVERAGE SHARES OUTSTANDING                            3,580,498         713,376
                                                     ----------      ----------




























                       See notes to financial statements.
                                      -2-

        TRIANGLE IMAGING GROUP, INC. See notes to financial statements.

                            STATEMENT OF CASH FLOWS

                                  (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                           1996            1995
                                                         ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $  (18,697)    $  (357,364)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Non-cash imputed compensation                     13,250         352,500

CHANGES IN ASSETS AND LIABILITIES:
  Increase (decrease) in due to shareholders                   -             7,783
  Increase (decrease) in accrued expenses                    4,140           4,700
                                                         ----------     ----------
NET INCREASE (DECREASE) IN CASH                             (1,307)          7,619

CASH - BEGINNING OF PERIOD                                   1,371            -
                                                         ----------     ----------
CASH - END OF PERIOD                                    $       64     $     7,619
                                                         ----------     ----------

























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

          Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 1995 contained in the Company's Annual Report on Form 10- KSB

2.       EARNING (LOSS) PER SHARE

          Per share information is computed based on the weighted average number of shares outstanding during the period.

3.       NON-CASH IMPUTED COMPENSATION EXPENSE

          A total of 265,000 shares and 105,000 shares of common stock were issued for services during the quarters ended March 31, 1996, and 1995, respectively. Such shares have been valued at their market value (bid price) on the date of issuance resulting in non-cash charges to income of $13,250 and $352,500, respectively.

4.       REVERSE STOCK SPLIT

          On April 7, 1995 the Company declared a one for ten reverse stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations

          A total of 265,000 shares and 105,000 shares of common stock were issued for services during the quarters ended March 31, 1996 and 1995, respectively. Such shares have been valued at their market value (bid price) on the date of issuance.

          During the three months ended March 31, 1996, the Company incurred a net loss of $18,697 which consisted of $13,250 of non-cash imputed compensation and $5,447 of general and administrative expenses. During the three months ended March 31, 1995, the Company incurred a net loss of $357,364 which consisted of $352,500 of non-cash imputed compensation and $4,864 of general and administrative expenses.

Liquidity and Capital Resources

          As of March 31, 1996, the Company had $64 in cash.

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