Form 10QSB
period 1996-09-30
TRIANGLE IMAGING GROUP INC
filed 1996-10-30
CIK 764763

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1996

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

                              Yes X           No

The number of shares of registrant's Common Stock, $.0007 par value, outstanding as of September 30, 1996 was 3,957,165 shares.

                          TRIANGLE IMAGING GROUP, INC.

                                      INDEX

                                                                                                        Page
                                                                                                       Number

PART I - FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Balance Sheet - September 30, 1996 and December 31, 1995.............................  1

                  Statement of Operations - For the Three Months and Nine Months Ended
                  September 30, 1996 and 1995..........................................................  2

                  Statement of Cash Flows - For the Nine Months Ended
                  September 30, 1996 and 1995..........................................................  3

                  Notes to Financial Statements........................................................  4

         Item 2.  Management's Discussion and Analysis.................................................  5

PART II - OTHER INFORMATION............................................................................. 6

SIGNATURES.............................................................................................  7


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          TRIANGLE IMAGING GROUP, INC.

                                  BALANCE SHEET

                                   (Unaudited)


                                                                 September 30,          December 31,
                                                                     1996                   1995
                                                              ------------------     ------------------

                                     ASSETS
CURRENT ASSETS:
     Cash                                                    $               286    $             1,371
                                                              ==================     ==================



                        LIABILITIES AND DEFICIT IN ASSETS

CURRENT LIABILITIES:
     Accrued expenses                                        $            51,630    $            32,211
     Due to stockholders                                               -                         15,000
                                                              ------------------     ------------------
                                                                          51,630                 47,211
                                                              ------------------     ------------------


DEFICIT IN ASSETS:
     Preferred stock, no par,
     authorized 1,000,000 shares:  100,000 shares
         issued and outstanding                                           10,000                 10,000
     Common stock, $.0007 par value,
     authorized 100,000,000 shares: 3,957,165 and 1,507,126
       issued and outstanding                                              2,771                  2,445
     Paid-in capital                                                   1,548,200              1,481,774
     Accumulated deficit                                              (1,600,200)            (1,527,944)
     Treasury stock - at cost                                            (12,115)               (12,115)
                                                              ------------------     ------------------
            TOTAL DEFICIT IN ASSETS                                      (51,344)               (45,840)
                                                              ------------------     ------------------

                                                             $               286    $             1,371
                                                              ==================     ==================














                       See notes to financial statements.

                          TRIANGLE IMAGING GROUP, INC.

                             STATEMENT OF OPERATIONS

                                   (Unaudited)


                                                        Three Months Ended                       Nine Months Ended
                                                           September 30,                            September 30,
                                                -----------------------------------     -----------------------------------
                                                     1996                1995                   1996              1995
                                                ----------------   ----------------     ----------------   ----------------

REVENUES                                       $        -         $         -          $           -      $        -
                                                ----------------   ----------------     ----------------   ----------------

EXPENSES:

     Non-cash imputed compensation expense              -                   -                     13,250            388,000
     Operating                                            14,210              5,920               24,006             60,117
     Litigation settlement                                35,000            -                     35,000           -
                                                ----------------   ----------------     ----------------   ----------------
                                                          49,210              5,920               72,256            448,117
                                                ----------------   ----------------     ----------------   ----------------

NET (LOSS)                                     $         (49,210) $          (5,920)   $         (72,256) $        (448,117)
                                                ================   ================     ================   ================

NET (LOSS) PER SHARE                           $           (0.01) $           (0.00)   $           (0.02) $           (0.38)
                                                ================   ================     ================   ================

WEIGHTED AVERAGE SHARES OUTSTANDING                    3,907,165          1,507,125            3,748,276          1,167,959
                                                ================   ================     ================   ================
































                       See notes to financial statements.

                          TRIANGLE IMAGING GROUP, INC.

                            STATEMENT OF CASH FLOWS

                                  (Unaudited)


                                                                   Nine Months Ended
                                                                      September 30,
                                                          -----------------------------------
                                                                1996               1995
                                                          ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                         $        (72,256)  $       (448,117)
        Adjustments to reconcile net loss to net cash
                provided by operating activities:
                        Non-cash imputed expenses                  48,250            388,000

Changes in assets and liabilities:
        Increase (decrease) in due to shareholders                (15,000)            49,821
        Increase (decrease) in accrued expenses                    19,421             10,306
                                                          ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES                              (19,585)                10

CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of common stock to cancel indebtedness            18,500                -
                                                          ----------------   ----------------
NET INCREASE (DECREASE) IN CASH                                    (1,085)                10

CASH - BEGINNING OF PERIOD                                          1,371                -
                                                          ----------------   ----------------
CASH - END OF PERIOD                                     $            286   $             10
                                                          ================   ================
























                       See notes to financial statements.

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

3.       LITIGATION SETTLEMENT

                  During the three months ended September 30, 1996 a total of 350,000 shares of common stock were issued as an out of court settlement in the lawsuit by Medical Literature Review against Triangle. Such shares were valued at their market value (bid price) on the date of issuance resulting in a non-cash charge to income of $35,000.

4.       SHARES ISSUED TO CANCEL INDEBTEDNESS

                  In September 1996 the Company issued 350,000 shares of common stock to its Chairman/President in exchange for the cancellation of indebtedness totaling $18,500.

5.       CANCELLATION OF SHARES

                  During the three months ended September 30, 1996 a total of 500,000 shares of common stock were canceled. Since these shares were issued as part of the consideration for the "Transfer of Technology Agreement" between Triangle and Pegasus Technologies, the Board of Directors has determined that these shares are canceled due to the "Recision Agreeement" concerning the Technology Transfer Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations

         A total of 350,000 shares of common stock were issued as an out of court settlement in the lawsuit by Medical Literature Review against Triangle during the quarter ended September 30, 1996. Such shares have been valued at their market value (bid price) on the date of issuance.

         During the three months ended September 30, 1996, the Company incurred a net loss of $49,210 which consisted of a non-cash imputed charge to income of $35,000 for the shares issued to Medical Literature Review and general and administrative expenses of $14,210. The loss for the nine months ended September 30, 1996 was $72,256 which is attributable to $48,250 of non-cash imputed charges and $24,006 in general and administrative expenses.

Liquidity and Capital Resources

         As of September 30, 1996, the Company had $286 in cash. During the nine months ended September 30, 1996, a principal shareholder funded a portion of the Company's expenses through short-term non-interest bearing advances.

         A total of 350,000 shares of common stock were issued to the Company's Chairman/President in exchange for the cancellation of indebtedness.

PART II - Other Information

Item 6.           Exhibits and Reports on Form 8-K

         A.       Exhibits

                  None.

         B.       Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            TRIANGLE IMAGING GROUP, INC.


Date:10/30/1996                By:s\ Vito Bellezza_______
                                Vito Bellezza
                                President