Form 10KSB
period 1996-12-31
TRIANGLE IMAGING GROUP INC
filed 1997-03-31
CIK 764763

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                       For the transition period from to .

                        Commission File Number 2-96392-A

                          TRIANGLE IMAGING GROUP, INC.
                 (Name of small business issuer in its charter)

                   Florida                                 59-2493183
  (State or other jurisdiction of incorporation    (IRS Employer I.D. Number)
               or organization)

                4400 W. Sample Road, Coconut Creek, Florida 33073
               (Address of Principal Executive Offices) (Zip Code)

                    Issuer's Telephone Number (954) 968-2080

Securities registered under Section 12(b) of the Exchange Act:
         Title of each class        Name of each exchange on which registered
               None                                 None

Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year.    $302,196     .

As of March 27, 1997, 5,660,166 shares of the issuer's common stock was outstanding.
As of such date, the aggregate market value of the common stock held by non-affiliates was approximately $4,700,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents have been incorporated by reference.

                          TRIANGLE IMAGING GROUP, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1996



                                TABLE OF CONTENTS



                                     PART I                                               PAGE

Business                                                                                   2
Properties                                                                                 7
Legal Proceedings                                                                          7
Submission of Matters to a Vote of Security Holders                                        7

                                     PART II

Market for Registrant's Common Equity and Related Stockholder Matters                      8
Management's Discussion & Analysis of Financial Condition & Results of Operations          8
Inflation                                                                                  10
Financial Statements and Supplementary Data                                                10
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure       10

                                    PART III

Directors and Executive Officers of the Registrant                                         11
Security Ownership of Certain Beneficial Owners and Management                             12
Executive Compensation                                                                     13
Certain Relationships and Related Transactions                                             13

                                     PART IV

Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           13
Stock Options                                                                              14












                                     PART I
ITEM 1.           BUSINESS

General

     Triangle Imaging Group, Inc. ("Triangle" or the "Company"), through its 95% owned subsidiary, is engaged in providing credit reporting software and automated quality control software for the credit industry.

Engineered Business Systems, Inc. ("EBS") constitutes the Company's entire business as a result of the Acquisition, as more fully described below. EBS is one of the nation's largest independent providers of credit reporting software with more than 350 CRISTM systems installed at credit bureaus throughout the United States. In addition, EBS is the top provider of automated quality control software with more than 50 ACESTM systems installed at mortgage companies nationwide.

Background

On December 2, 1996, Triangle purchased from certain stockholders of EBS a total of 95% of the outstanding shares of EBS Common Stock for cash and notes of approximately $2.6 million and Triangle Common Stock.

Business Operations

EBS began in 1989 as a direct response to the needs of the credit reporting and mortgage lending industries. Since then, EBS has become one of the nation's larger independent providers of credit reporting software with more than 350 CRISTM systems installed at credit bureaus. In addition, EBS is the top provider of automated quality control software with more than 50 ACESTM systems installed at mortgage companies nationwide.

EBS has built its reputation on innovative system design and superior customer support. Software products include the CRISTM Mortgage Reporting System, the EBS XchangeTM, an automated merged infile system with Electronic Data Interchange
(EDI) capabilities, and the ACESTM Quality Control System. Additionally, EBS offers ACESTM Quality Control Solutions to provide the outsourcing service and mortgage banking institutions' quality assurance function to the mortgage banking industry.

Products

CRISTM AND EBS XchangeTM

These systems provide merged in file credit information and Residential Mortgage Credit Report (RMCR) information based upon requests from Loan Origination System (LOS) programs primarily for the purchase of residential homes.

CRISTM interfaces from the LOSs then with TRW, Trans Union, and Equifax (repositories) to obtain, merge, and deduplicate credit data into a single merged in file report. Additionally, CRISTM provides an accounts receivable and billing system with reporting capabilities for EBS' customers to bill their customers.

CRISTM is a personal computer based system with communication ability. Requests for credit information originate with EBS' customers' customers. The request is then made to EBS' customer who utilizes the CRISTM system to request credit information from the repositories. CRISTM also enables EBS' clients to perform RMCRs which include manually verified information regarding employment, housing location, and other information requiring verification from the loan application. Additionally, CRISTM automatically produces a Consumer Letter requesting an explanation when a credit report contains adverse information which requires clarification from the consumer.

EBS XchangeTM connects the Quick Credit product, which only produces merged in file reports, from EBS' customers' customer to CRISTM. This communication package provides the interface from the LOS to CRISTM and then with the repositories.

Traditional credit reporting for the residential mortgage credit segment varies based upon interest rates. New technologies, such as electronic data interfaces
(EDI), one of the more well known being the ANSI X.12 format, create changes in the marketplace. Investors, such as Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and others, created automated processing and underwriting systems that need credit information to make a lending decision. Opportunities for growth exist through these new systems.

Transactional / Merge Center

The EBS Merge Center links the CRISTM system to the repositories through EBS. The Merge Center enables EBS' customers to be charged a transactional fee per report with minimums, billed on a monthly basis. With this product, EBS provides customers with all interfaces with LOSs that EBS creates. The Merge Center is an EBS XchangeTM system through which EBS' customers' customers request credit report information and RMCRs. EBS' customers are performing the entire operation from their offices.

ACESTM

ACESTM provides an automated review tracking system to perform the quality control review function required by Fannie Mae, Freddie Mac, FHA, VA, and other mortgage investors. The ACESTM product enables each company to perform quality control reviews based upon the risk management philosophy determined by their company. As guidelines change, ACESTM enables the user to modify the review process. ACESTM provides a basic questionnaire, which the customer may modify, to apply the procedures and guidelines each company requires on a consistent basis.

ACESTM is sold in three formats, usage, lease and sale. The usage option charges a per use expense for each file reviewed. The lease includes the software maintenance fee while the sale adds an annual software maintenance fee.

     ACESTM receives mortgage loan information in an ASCII comma delimited format created by the user.
                                        3
from their loan origination system. This provides automatic downloads of the loans each company originates and reduces redundant duplicative data input. Alternatively, the customer may manually input any or all of the loan detail elements.

ACESTM also contains a loan selection module which enables the customer to select loans for review from the entire universe of loans originated, with specific criteria or risk elements. This module randomly selects loans to insure no undue bias. Furthermore, EBS entered into a contract with COGENT Economics to provide an interface with COGENT's customized statistical sampling program designed for each specific company. This system enables large mortgage companies to enhance the review process and target risk areas.

Within ACESTM the processing of the loan for quality control review initiates the process. This entails the creation of reverification letters for the application, employment, deposits (source of funds), credit, and sometimes appraisal. With the bulk of this information included in the download from the LOS, customers may create their own letter with tokens in place to receive the specific information for each individual loan without re-entry. Through ACESTM the customer may also access the Quick Credit product to request credit reports on the specified loans.

The underwriting module includes the questionnaire, which customers may tailor to their needs. This provides consistent application of the review of all aspects of the loan as customers determine. The questionnaire provides the basis for investors to insure that all of the risk elements they identify have been addressed by the mortgage company. This section records exceptions and provides a worksheet which includes specific information about each loan and provides the opportunity for the reviewer to rate each loan. Alternatively, customers may use any combination of checklists and / or exception based reviews to customize the system to their individual risk management needs.

The reporting module summarizes selected information on exceptions cited in the underwriting module. Reports may be generated to include statistical percentage information, listing and adding of exceptions cited, and graphical reports. Customers may export information in an ASCII format for use in various spreadsheet and database packages.

Quality Assurance

EBS' ACES Quality Control Services focuses on assisting Lenders in their quality construction requirements. EBS promotes and supports the highest level of standards for mortgage lending.

EBS provides third party quality construction services for professional reviews of Conventional, FHA, VA, Jumbo, and specialty mortgage loans throughout the lending process. Through the ACESTM Quality Control Software EBS selects, processes, reviews, and reports on all aspects of loans to include specific loan exceptions to all findings in a given loan. The ACESTM Quality Control software also enables EBS to perform reviews for various transactions including prefunding reviews, post closing reviews, portfolio acquisitions, and due diligence processes.

Upon the completion of an audit, the client is charged for each review based upon a per file charge, credit report and RMCR (if applicable) charge, review appraisal (as applicable) charge, and any other extra services charge as requested by the customer.

EBS performs a complete review of loan files and reverification of relevant documents which exceeds investors' requirements. Various options exist which include fewer review elements, exclude certain components of the full review, or entail additional review criteria as agreed upon with the customer.

The lender provides EBS with the universe of loans from which EBS will select loans for the quality control audit. EBS selects the sample loans based upon agreed upon selection criteria to meet the guidelines established by the lender's Agencies, investors, management, etc. Alternatively, the lender may perform their own loan selection and provide EBS with the download information. Upon completion of the review, EBS provides detailed information and reports that identify the findings of the review for analysis by the customer.

Sales and Markets

The credit reporting market, while somewhat cyclical in the mortgage origination segment, possesses substantial opportunity for growth in new segments requiring sizeable investments which necessitate credit evaluation. Furthermore, opportunities exist for related products requiring the evaluation of consumers' credit background.

Customers acquire CRISTM and EBS XchangeTM through referrals to EBS or contacts through the sales organization. EBS derives revenue from these products based upon sale of software and hardware, annual service maintenance agreement payments, and monthly transactional fees.

Outsourcing of systems and support offers growth in the EBS Merge Center product. This customer segment can utilize this service without the capital investment for a dedicated system and provide their quality product through their local office. This product possesses a unique piece of the market offered by few others.

Customers acquire the product through referrals to EBS or contacts through the sales organization. EBS derives revenue from these products based upon sale of software and hardware, annual service maintenance agreement payments, and monthly transactional fees.

ACESTM provides a very flexible quality control system. ACESTM remains the choice of the nation's largest mortgage companies who did not develop their own system in house. Utilization of the ACESTM product offers substantive opportunity for expansion. As the financial value of quality receives expanded knowledge in the industry, the demand for a tracking and evaluation product will continue to grow. Furthermore, the increased utilization of automated processing and underwriting systems will necessitate the evaluation of the basic premises under which these systems make decisions. The analysis of the output of quality assurance system will determine the changes that need to be made to these processing and underwriting systems.

Customers acquire the product through referrals to EBS or contacts through the sales organization. EBS derives revenue from these products based upon sale of software and hardware, annual service maintenance agreement payments, or monthly transactional fees.

Outsourcing provides substantial growth opportunities for EBS. Utilizing ACESTM, the Outsourcing function can support existing ACESTM users when the cyclical industry grows, as well as provide the base loan review function allowing companies to allocate limited financial resources to evaluating results and targeting reviews based upon adverse findings.

Fundamentally, companies of any size can utilize the Outsourcing function to build upon their internal quality assurance function and build results into improving the system. Customers contract for the product through referrals to EBS or contacts through the sales organization.

Each of the individual business segments of CRISTM, EBS XchangeTM, the Merge Center, ACESTM, and ACES Outsourcing are in growth markets that can be expanded with demand and increased functionality of CRISTM, EBS XchangeTM, and ACESTM.

Competition

Both CRISTM and EBS XchangeTM penetrate a sizeable portion of the market. Both systems receive widespread industry knowledge of the products and enter in each application decision for credit reporting systems. Other credit reporting systems exist from other companies, most of which are privately held. Because the Transactional / Merge Center operates on the CRISTM and EBS XchangeTM systems, other national privately held companies' credit reporting systems exist that offer this service.

Competition for ACESTM exists from one private non-mortgage banking company which provides a system nationally and from large national mortgage companies developing their own proprietary system internally, but these systems are not sold.

Quality Assurance Outsourcing competition exists from many local and regional privately held companies. Several national companies also provide this service.

Backlog

At December 31, 1996, EBS' has no contract backlog. Revenues from sales are recorded upon software delivery, hardware delivery, and training. EBS provides all products and services within contractual requirements. EBS has entered into one to two year contracts for services which obligate customers to specific minimum transactions with EBS.

Executive Office

     The executive offices of the Company and EBS are located at 4400 W. Sample Rd., Coconut Creek, Florida 33073. (Telephone (954) 968-2080).

Employees

EBS currently employs approximately 43 people. None of the employees are union members and are not covered under any collective bargaining agreements. EBS considers relations with its employees to be good.

Patents and Trademarks

EBS holds a number of trademarks and servicemarks covering various products and processes relating to its business. EBS believes that its trademarks are important and highly recognized by customers in the credit reporting and mortgage banking markets as providers of quality credit reporting and quality assurance software and services. EBS has four registered and two pending trademarks.

Insurance

EBS maintains insurance with respect to its properties and operations in such form, in such amounts and with such insurers as is customary in the businesses in which EBS is engaged. EBS believes that the amount and form of its insurance coverage are adequate at the present time.

Research and Development

EBS research and development activities are focused at the present time on the optimization of performance and design of the ANSI X.12 communication protocol. EBS' programmers are engaged in research and development. 24% of the programming resources are spent on developing and completing new products.

ITEM 2.           PROPERTIES

EBS leases a facility in Coconut Creek, Florida consisting of approximately 8,300 square feet of office and research and development space. The Company has a lease through May, 1998, at a base monthly rental of approximately $6668. The Company believes that the space it currently occupies is adequate for the Company's needs for the foreseeable future.

ITEM 3.           LEGAL PROCEEDINGS

In January of 1996, Columbia Credit Bureau (the "Plaintiff") commenced an action in the Supreme Court of the State of Florida against the Company seeking damages in the amount of $32,000. The Company is of the opinion that the claim against it is without merit and the Company will prevail. Although the outcome of the claim cannot be predicted, EBS does not believe that the results of this litigation will have a material effect on EBS.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ Bulletin Board under the symbol TRIG. As of March 25, 1996, there were approximately 1250 holders of record of the Company's Common Stock.

The following table sets forth, for the fiscal periods shown, the high and the low sales prices for Triangle Common Stock as reported on the NASDAQ Bulletin Board. These prices are based on quotations between dealers and do not reflect retail mark-up, mark-down or commissions.

COMMON STOCK                                     HIGH                      LOW

Calendar 1996                                     .40                      .09
October 1 through December 31                     .40                      .11
July 1 through September 30                       .17                      .09
April 1 through June 30                           .15                      .12
January 1 through March 31                        .18                      .15

Calendar 1995
Annual                                           5.00                      .15


On March 25, 1997, there were 5,660,166 shares outstanding.

The Company has never paid dividends on its shares of Common Stock and does not expect to pay any in the immediate future. The future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant to the Company's ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Prior to December 2, 1996, the Company's primary focus was to search for and identify acquisition candidates for the purpose of merging with or acquiring promising young companies in need of an infusion of cash and/or superior management. On December 2, 1996, the Company completed the acquisition of 95% of the stock of Engineered Business Systems, Inc., in a leveraged transaction. Total value of the transaction was approximately $3 Million.

Reocurring sales in the CRISTM and ACESTM product lines constituted 66% of the Company's revenues in the fiscal year 1996. Sales from the ACESTM product line contributed 12% of the reoccurring sales for the fiscal year 1996 while the remaining 54% of the revenues contributed to reoccurring sales were derived from the CRISTM product line. New sales of CRISTM products constituted 8% of the Company's revenues for fiscal year 1996 and new sales of ACESTM products comprised 14% of the revenues. Outsourcing revenues accounted for approximately 12% of the Company's revenues in fiscal 1996. The company's total revenues for the fiscal year 1996 were $302,196, which is an increase over the Company's fiscal year 1995 revenues of $0.00. The increase resulted entirely from the acquisition of Engineered Business Systems, Inc. (EBS) on December 2, 1996 and the results of EBS's operations for the one month period ending December 31, 1996.

Cost of sales was $51,704 in fiscal 1996, which again was an increase over the Company's fiscal year 1995 cost of sales of $0.00. Gross profit as a percentage of revenue was 83% in fiscal 1996. The increase resulted entirely from the acquisition of EBS on December 2, 1996, and the results of EBS's operations for the one month period ending December 31, 1996.

Selling general and administrative expenses were $218,247 in fiscal 1996 compared to $65,915, an increase of 231%. Management believes that the increase in selling, general and administrative expenses was due to the acquisition of EBS and the expenses related to its operations, compared to the minimal operating expenses associated with a non-revenue producing company for fiscal year 1995. Non-cash imputed compensation for the fiscal year 1996 was $73,960 compared to $437,250 for fiscal 1995. The decrease was due to the Company's ability to pay cash compensation during fiscal 1996, as well as a decrease in the number of consultants during 1996, due to the acquisition of EBS, its revenue stream and personnel.

The Company's net income in fiscal year 1996 includes non-cash expenses of approximately $15,480 and a litigation settlement of $35,000. Such expenses were incurred as a result of depreciation and amortization of assets acquired with the acquisition of EBS as well as the goodwill created in the acquisition. Litigation expenses related to the settlement, in full, of a suit against the Company, by the issuance of 350,000 shares of Common Stock, with a $0.10 basis.

Interest expense was $10,192 in 1996, compared to $0.00 in the fiscal year 1995, reflecting interest paid on an 8% promissory note of $1,600,000. The promissory note is held by the selling shareholders of EBS, created during the sale of EBS to the Company. Minority interest for the fiscal year 1996 was $4,098 reflecting interest due to holders of the 5% of EBS Stock.

The Company's net loss for fiscal year 1996, was $99,040 compared to the net loss of $503,165 for the fiscal year 1995. The net loss in fiscal year 1996 is primarily attributed to a combination of all the factors discussed above, plus acquisition costs related to the acquisition of EBS.

Liquidity and Capital Resources

The Company has funded its working capital and capital expenditure requirements from cash provided from operations and from the proceeds of the sale of Preferred Stock. The primary source of cash receipts is from payments for CRISTM, EBS XchangeTM, ACESTM and Outsourcing Sales and accounts receivables.

At December 31, 1996, the Company had cash of $200,264 as compared to cash of $1,371 at December 31, 1995. The increase is due to the issuance of Preferred Stock for the acquisition of EBS and the cash flow from the operations of EBS.

In December of 1996, the Company acquired EBS for $896,000 in cash, a note payable to EBS' shareholders for $1,600,000, and, 500,000 restricted shares of the Company's stock. The $896,000 of cash was funded as follows: $596,000 as acquired from EBS and $300,000 in new cash raised from the sale of Preferred Stock.

As of March 25, 1997, the Company has substantially increased its cash position and its working capital and on a monthly basis is showing an increasing positive cash flow.

ITEM 7.           INFLATION

To date, inflation has not had a material effect on the Company's business. The Company believes that the effects of future inflation may be minimized by controlling costs and increasing efficiency through an increase in the volume of MRI examinations performed.

The Company is including the following cautionary statement in its Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projects are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs, delays in product development, lack of market acceptance of technology and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 and the Index therein for a listing of the financial statements and supplementary data as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 30, 1996, Feldman Radin & Co., P.C. resigned as the independent accountants for Triangle Imaging Group, Inc. During the two most recent fiscal years there have been no disagreements with Feldman Radin & Co., P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. Similarly, during the interim period from January 1, 1996 to the dismissal date of December 30, 1996, there have been no disagreements with Feldman Radin & Co., P.C.

On February 2, 1997, Triangle Imaging Group, Inc. engaged Mazars & Guerard as its independent accountants.
                                       10

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information Regarding Present Directors and Executive Officers

The following table sets forth certain information concerning the Company's current directors and executive officers:

NAME                          AGE         POSITION

Vito A. Bellezza              58          President, Chief Executive Officer,
                                            Chairman and Director
Peter J. Bellezza             62          Director
Franz A. Fideli               74          Director

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

The following is a biographical summary of the business experience of the directors and executive officers of the Company:

Vito A. Bellezza Mr. Bellezza has served as President and Chairman of the Company since 1994, and also serves as CEO of EBS, its operating subsidiary. Mr. Bellezza has served as President of Omnicap Corp., a merchant banking firm since June of 1993. Additionally, since 1981, Mr. Bellezza has served as a President of Wealthmasters, a financial planning firm. Mr. Bellezza has served as a licensed sales executive for US Life Equity Sales from 1980 to 1995 and currently for Redstone Securities, and since 1967, Mr. Bellezza has served as a sales representative of New York Life Insurance Co.
Peter J. Bellezza Mr. Bellezza has served as a Director of the Company since 1994. Prior to joining the Company, Mr. Bellezza served as President and 100% owner of Alpha Systems, Inc., a manufacturer and marketer of high vacuum valves, from 1968 to 1992.

Franz A. Fideli Mr. Fideli has served as a director of the company since 1994. Mr. Fideli, a professional engineer, has served as President and owner of Fideli Associates Consulting, a heating, ventilation and air conditioning firm since 1985.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following tables sets forth, as of March 25, 1997, the number of shares of the Company's Common Stock beneficially owned, or as to which there was a right to acquire beneficial ownership within 60 days, by each beneficial owner known to own more than five percent of the Company's Common Stock, by each director, each executive officer and all directors, nominees for director and all executive officers, directors and nominees for director as a group.

Name and Address of                 Amount and Nature of               Title of                  Percent
Beneficial Owner                    Beneficial Ownership (1)           Class or Series           of Class

Vito A. Bellezza                               2,036,150 (2)           Common                    36.00%
12 S. Penataquit Avenue
Bay Shore, NY  11706

Peter J. Bellezza                                 47,500               Common                      .8%
4250 N A1A, Apt. 506
N. Hutchinson Island, Fl 33449

Franz A. Fideli                                   57,500               Common                     1.0%
820 Bird Bay Way
Venice, FL  34292

Charles Moche                                  1,120,000               Common                    19.8%
196 Maple Street
Englewood, NJ  07631

Elaine Oppenheimer                               500,000               Common                     8.8%
466 Golf Course Dr.
Leonia, NJ  07605

Marc Oppenheimer                                 160,000               Common                     2.8%
466 Golf Course Dr.
Leonia, NJ 07605

Steven Sherb                                     500,000               Common                     8.8%
80 Coachman Place West
Muttontown, NY  11791

Irving Bass                                      250,000               Common                     4.4%

Harold Schwartz                                  248,000               Common                     4.4%
c/o Jeffrey L. Greenberg, Esq.
5550 Glades Rd. Ste 401
Boca Raton, FL 33431

     (1) Unless noted otherwise, all shares indicated as beneficially owned are held of record by, and the right to vote and transfer such shares lies with the person indicated.

     (2)Includes 385,000 shares held of record by Omnicap Corp., a corporation controlled by Mr. Vito Bellezza. Excludes 13,500 shares held by the adult children of Vito Bellezza, with respect to which Mr. Bellezza disclaims any beneficial interest.

ITEM 12.          EXECUTIVE COMPENSATION

The Company paid $10,000 as compensation to its current President, during 1996 and the Company has paid no compensation exceeding $100,000 to any of its current Officers during the preceding three years.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1996, the Company issued an aggregate of 665,000 shares of Common Stock to various officers and directors of the Company as an inducement for their services and certain contributions to the Company. Such shares were issued as follows: Vito Bellezza 350,000 shares for $18,500 in debt cancellation; Peter Bellezza 20,000 shares for service on the Board of Directors; Franz Fideli 20,000 shares for service on the Board of Directors; Vito Bellezza 275,000 shares for service on the Board of Directors.

Additionally, the Company sublets its executive offices from Omnicap Corp. Effective October 1, 1995, the company sublet space and secretarial services from Omnicap Corp. at a rate of $1,000 per month. As of December 31, 1996, all rents with respect to the Company's executive offices had been accrued but not paid.

As of January 2, 1997, the Company relocated its Corporate Offices to 4400 W. Sample Rd., Coconut Creek, Florida 33073, and all agreements with Omnicap Corp. with respect to rent and secretarial services have been terminated.

                                     PART IV

ITEM 14.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
                                                                    Sequentially
Exhibit                                                             Numbered
Number   Description of Exhibit                                     Page

 3.1     Articles of Incorporation, as amended.......                    *
 3.2     Bylaws, as amended..........................                    *
 4.1     Specimen Common Stock Certificate - incorporated                *

 *       Incorporated by reference pursuant to Exchange Act Rule 12b-23.

(b)      Reports on Form 8-K

         Form 8-K          Dated December 31, 1996
         Form 8-K          Dated December 20, 1996
         Form 8-K/A        Dated March 4, 1997

Employment Agreements

VITO A. BELLEZZA

Vito A. Bellezza entered into an Employment Agreement with the Company on December 2, 1996, as President of Triangle Imaging Group, Inc. The Agreement is for an initial term of three years, or, until such time as the promissory note to the Sellers of EBS is paid off. Compensation is at the rate of $120,000 annually with bonus arrangements based on quarterly profit goals as set by the Board of Directors. The Agreement also entitles Mr. Bellezza to receive 10% of the outstanding stock of EBS. Additionally, a temporary living allowance, moving expenses and a car allowance is included along with a limited amount of life and health insurance coverage.

HAROLD S. FISCHER

Harold S. Fischer entered into an Employment Agreement with EBS on January 13, 1997, as President. The Agreement is for an initial term of one year. Compensation is at the rate of $120,000 annually with bonus arrangements based on quarterly profit goals as set by the Board of Directors. The Agreement also entitles Mr. Fischer to receive 10% of the outstanding stock of EBS. Additionally, a temporary living allowance, moving expenses and a car allowance is included along with a limited amount of life and health insurance coverage.

ALBERT J. BRIGGS

Albert J. Briggs entered into an Employment Agreement with EBS on March 1, 1997, as Vice President. The Agreement is for an initial term of one year. Compensation is at the rate of $60,000 annually with bonus arrangements based on quarterly profit goals as set by the Board of Directors. Additionally, a temporary living allowance, moving expenses and a car allowance is included along with a limited amount of life and health insurance coverage.

ITEM 15.          STOCK OPTIONS

At December 31, 1996, there were 3,100,000 outstanding options to purchase shares of Common Stock at prices ranging from $.05 to $.20 per share, exercisable through December 2, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1997           TRIANGLE IMAGING GROUP, INC.

                                By:
                                Vito Bellezza, Chairman of the Board,
                                President, Chief Financial Officer, Chief
                                Executive Officer and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name                 Title                                       Date


/s/ Vito Belleza     Chairman of the Board,                      March 31, 1997
Vito Bellezza        President, Chief Financial Officer,
                     Chief Executive Officer and Director


/s/ Peter Belleza    Director                                    March 31, 1997
Peter Bellezza



/s/ Franz Fideli     Director                                    March 31, 1997
Franz Fideli

                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                                          Page
                                                                          Number

INDEPENDENT AUDITORS' REPORT..............................................F-2

INDEPENDENT AUDITORS' REPORT..............................................F-3

CONSOLIDATED BALANCE SHEET............................................... F-4

CONSOLIDATED STATEMENTS OF OPERATIONS.....................................F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.......................... F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................F-8-15

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Triangle Imaging Group, Inc. and Subsidiary

         We have audited the consolidated balance sheet of Triangle Imaging Group, Inc. and Subsidiary as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triangle Imaging Group, Inc. and Subsidiary as of December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.







                                                    /s/ Mazars & Guerard, LLP
                                                    Mazars & Guerard, LLP
                                                    Certified Public Accountants

New York, New York
March 27, 1997

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Triangle Imaging Group, Inc.

         We have audited the balance sheet of Triangle Imaging Group, Inc. as of December 31, 1995 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triangle Imaging Group, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.







                                                    /s/Feldman Radin & Co., P.C.
                                                    Feldman Radin & Co., P.C.
                                                    Certified Public Accountants

New York, New York
June 12, 1996

                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1996



                                     ASSETS


CURRENT ASSETS:
     Cash and cash equivalents                               $          200,264
     Accounts receivable, net of allowance for
         doubtful accounts of $65,000                                   369,868
     Prepaid expenses                                                    31,275
                                                                ----------------
         TOTAL CURRENT ASSETS                                           601,407

EQUIPMENT                                                               191,716

GOODWILL                                                              1,920,478

OTHER ASSETS                                                              4,097
                                                                ----------------

                                                             $        2,717,698
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable and accrued expenses                   $          271,175
     Deferred revenue                                                   347,203
     Due to stockholders                                                 50,000
     Current portion of note payable                                    200,000
                                                                ----------------
         TOTAL CURRENT LIABILITIES                                      868,378

NOTE PAYABLE                                                          1,400,000

MINORITY INTEREST                                                        40,540

STOCKHOLDERS' EQUITY:
     Preferred stock,$1.00 par, 1,000,000 shares
         authorized:
         Class A, 10,000 shares issued and
         outstanding                                                     10,000
         Class B, 75,000 shares issued and
         outstanding                                                    300,000
     Common stock, $.001 par value, authorized
         50,000,000 shares, 5,153,166 shares issued
         and outstanding                                                  5,153
     Additional paid-in capital                                       1,722,611
     Accumulated deficit                                             (1,628,984)
                                                                ----------------
            TOTAL STOCKHOLDERS' EQUITY                                  408,780
                                                                ----------------

                                                              $       2,717,698
                                                                ================





                 See notes to consolidated financial statements.
                                       F-4

                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Years ended December 31,
                                             -----------------------------------
                                                   1996               1995
                                             ----------------   ----------------

SALES                                      $         302,196  $        -

COST OF SALES                                         51,704           -
                                             ----------------   ----------------

GROSS PROFIT                                         250,492           -

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                         218,247             65,915

NON-CASH IMPUTED COMPENSATION EXPENSE                 73,960            437,250

LITIGATION SETTLEMENT                                 35,000            -

AMORTIZATION EXPENSES                                  8,035            -
                                             ----------------   ----------------

INCOME (LOSS) FROM OPERATIONS                        (84,750)          (503,165)

INTEREST EXPENSE                                     (10,192)            -
                                             ----------------   ----------------

LOSS BEFORE MINORITY INTEREST                        (94,942)          (503,165)

MINORITY INTEREST                                      4,098              -
                                             ----------------   ----------------

NET LOSS                                  $          (99,040) $        (503,165)
                                             ================   ================

NET LOSS PER SHARE                        $            (0.03) $           (0.26)
                                             ================   ================

NUMBER OF SHARES USED IN COMPUTATION               3,956,415          1,958,168
                                             ================   ================




















                 See notes to consolidated financial statements.
                                       F-5

                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                               Preferred Stock  Preferred Stock
                                   Class A           Class B         Common Stock                                           Total
                              ----------------  ----------------  ------------------    Paid-In   Accumulated  Treasury Stockholders
                               Shares   Amount   Shares   Amount    Shares    Amount    Capital     Deficit      Stock      Equity
                              -------  -------  -------  -------  ---------  -------  ----------  -----------  ---------  ---------

BALANCE - December 31, 1994        -   $    -        -   $    -     692,166  $   692 $ 1,003,256 $(1,024,779) $ (12,115) $ (32,946)

 Shares sold                   10,000   10,000       -        -          -        -           -           -           -     10,000
 Shares issued for services        -        -        -        -   1,800,000    1,800     435,450          -           -    437,250
 Shares issued for
    cancellation of debt           -        -        -        -   1,000,000    1,000      42,021          -           -     43,021
 Net loss                          -        -        -        -          -        -           -     (503,165)         -   (503,165)
                              -------  -------  -------  -------  ---------  -------  ----------  -----------  ---------  ---------

BALANCE - December 31, 1995    10,000   10,000       -        -   3,492,166    3,492   1,480,727  (1,527,944)   (12,115)   (45,840)

 Shares issued for services        -        -        -        -     961,000      961      96,199          -           -     97,160
 Shares issued for legal
     settlement                    -        -        -        -     350,000      350      34,650          -           -     35,000
 Shares issued in acquisition
     of EBS                        -        -        -        -     500,000      500      34,500          -           -     35,000
 Shares issued for settlement
     of debt                       -        -        -        -     350,000      350      18,150          -           -     18,500
 Cancellation                      -        -        -        -    (500,000)    (500)        500          -           -         -
 Cancellation of treasury
     stock                         -        -        -        -          -         -     (12,115)         -       12,115        -
 Sale of options                   -        -        -        -          -         -      70,000          -           -     70,000
 Shares sold                       -        -    75,000  300,000         -         -          -           -           -    300,000
 Dividend payable                  -        -        -        -          -         -          -       (2,000)         -     (2,000)
 Net loss                          -        -        -        -          -         -          -      (99,040)         -    (99,040)
                              -------  -------  -------  -------  ---------  --------  ---------  -----------  ---------  ---------

BALANCE - December 31, 1996    10,000 $ 10,000   75,000 $300,000  5,153,166 $   5,153 $1,722,611 $(1,628,984) $       -  $ 408,780
                              =======  =======  =======  =======  =========  ========  =========  ===========  =========  =========
















                 See notes to consolidated financial statements.
                                       F-6

                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Years Ended December 31,
                                                                                              --------------------------------------
                                                                                                       1996               1995
                                                                                                 ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                                $         (99,040) $        (503,165)
       Adjustment to reconcile net loss to net cash
         provided by operating activities (net of effects of acquisition):
            Depreciation                                                                                   7,445                  -
            Amortization of goodwill                                                                       8,035                  -
            Shares issued for services                                                                    73,962            437,250
            Shares issued for legal settlement                                                            35,000                  -
            Minority interest                                                                              4,098                  -

       Changes in assets and liabilities:
            Increase in accounts receivable                                                              (39,994)                 -
            Increase in prepaid expenses                                                                 (25,800)                 -
            Increase in accounts payable and accrued expenses                                             33,963             57,986
            Increase in deferred revenue                                                                  32,140                  -
                                                                                                 ----------------   ----------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                           29,809             (7,929)
                                                                                                 ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash paid for acquisition, net of cash acquired                                                  (221,894)                 -
       Purchase of equipment                                                                             (12,522)                 -
                                                                                                 ----------------   ----------------

CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                                                         (234,416)                 -
                                                                                                 ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of stock                                                                             -             10,000
       Proceeds from sale of options                                                                      50,000                  -
       Proceeds from sale of preferred stock                                                             300,000                  -
       Increase (decrease) in due to stockholders                                                         53,500               (700)
                                                                                                 ----------------   ----------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                          403,500              9,300
                                                                                                 ----------------   ----------------

NET INCREASE IN CASH                                                                                     198,893              1,371

CASH - BEGINNING OF YEAR                                                                                   1,371                  -
                                                                                                 ----------------   ----------------

CASH - END OF YEAR                                                                             $         200,264  $           1,371
                                                                                                 ================   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       INFORMATION:
       Cash paid during the year for:
            Interest                                                                           $               -  $               -
                                                                                                 ================   ================
            Taxes                                                                              $               -  $               -
                                                                                                 ================   ================

       Non cash financing and investing activities:
            Issuance of common stock in connection with acquisition of EBS                     $          78,200  $               -
                                                                                                 ================   ================
            Issuance of common stock for cancellation of debt                                  $          18,500  $          43,021
                                                                                                 ================   ================
            Issuance of debt in connection with acquisition of EBS                             $       1,600,000  $               -
                                                                                                 ================   ================
            Dividend payable                                                                   $           2,000  $               -
                                                                                                 ================   ================

                 See notes to consolidated financial statements.

                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995


1.       BUSINESS

         Triangle Imaging Group, Inc. and Subsidiary (the "Company"), formerly known as The Triangle Group, Inc., formerly Benefit Performance of America, Inc. ("Benefit") was incorporated under the laws of the State of Florida on December 12, 1984. From 1988 until 1992, the Company, through Old Triangle and various operating subsidiaries, provided data processing consulting and software development services. During 1992, the Company abandoned the operations of each of its operating subsidiaries and management of the remaining public shell set out to identify attractive businesses with which to merge or to acquire.

         On December 2, 1996, the Company acquired 95% of the outstanding stock of Engineered Business Systems, Inc. ("EBS") (See Note 10). EBS is engaged in the business of developing, marketing and supporting various software packages primarily of business use.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Principles of consolidation - The financial statements for year ended December 31, 1996 include the accounts of the Company and its subsidiary, EBS. All material intercompany transactions have been eliminated.

         b.       Cash and cash  equivalents  - The Company  classifies  as cash
                  equivalents  highly  liquid  temporary   investments  with  an
                  original maturity of three months or less when purchased.

         c. Equipment - Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using various accelerated methods which approximates economic depreciation.

         d. Goodwill - Goodwill resulting from the acquisition of EBS represents the excess of the purchase price plus the acquisition costs over the fair value of the net assets of EBS. Goodwill is amortized on a straight line basis over a period of 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows of the acquired companies.

         e. Revenue recognition - Revenue from software sales is generally recognized upon execution of a sales contract, the delivery of the software and completion of the major portion of the contract requirement.

         f. Research and development - Research and development costs are expensed as incurred. These costs primarily consist of fees paid for the development of the Company's software.

         g. Minority interest - Minority interest represents the minority stockholders' proportionate share of the equity in EBS which was 5% at December 31, 1996.

         h. Accounting estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         i. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, receivables, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

         j. Stock based compensation - The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and has adopted the disclosure-only option under SFAS No. 123, as of December 31, 1995. If the accounting provisions of the new Statement had been adopted as of the beginning of 1995, the effects on 1995 and 1996 net earnings would have been immaterial.

         k. Impairment of long - lived assets - The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long- Lived Assets And For Long-Lived Assets To Be Disposed Of" as of January 1, 1996. Such adoption had no material effect on the financial position of the Company.

         l. Earnings (Loss) Per Share - Earnings (loss) per share are computed on the basis of the weighted average number of common shares and common stock equivalents outstanding during the respective periods after reducing the net loss for preferred stock dividends. Per share amounts give retroactive effect to all recapitalizations.

3.       EQUIPMENT

         Equipment at December 31, 1996 consisted of the following:


                               Estimated
                              useful lives
                          --------------------
Computer hardware                 5-7             $           124,051
Computer software                  5                           35,575
Office furniture                   7                           13,945
Office equipment                  5-7                          25,590
                                                      ----------------
                                                              199,161
Less: Accumulated depreciation                                  7,445
                                                      ----------------
                                                  $           191,716
                                                      ================


4.       DEFERRED REVENUE

         At December 31, 1996, deferred revenue of $347,203 represents the unearned portion of sales related to software maintenance agreements. Deferred revenue is recognized as income on a straight - line basis over the service contract terms which are generally for renewable twelve month periods.


5.       DUE TO STOCKHOLDERS

         Amounts due to stockholders are non-interest bearing advances which are repayable on demand.


6.       NOTE PAYABLE

         On December 2, 1996 in connection with the acquisition of EBS, the Company entered into a $1,600,000 promissory note with the former stockholders of EBS. The note presently bears interest at a rate of 8% per annum with the interest rate determined annually, at a rate per annum equal to the Prime Rate less one quarter percent, with a minimum and maximum rate of 8% and 9% per annum, respectively. Payments of interest only are due and payable on the first day of January, February, March and April 1997, thereafter principal shall be payable in equal installments of $25,000 each together with interest commencing in May 1997 through January 2000 when all outstanding principal and interest is due.

         The note is secured by a Stock Pledge Agreement and a Security Agreement. Under the Stock Pledge Agreement, the Company agreed to pledge all of its stock of EBS as security for the note. Additionally, under the Security Agreement, the note is collateralized by all assets of the Company.

         Principal payments under the note through January 2000 are as follows:

1997                                           $              200,000
1998                                                          300,000
1999                                                          300,000
2000                                                          800,000


7.       STOCKHOLDERS' EQUITY

         a. On April 7, 1995, the Company declared a one for ten reverse stock split. All common share data has been restated to reflect this recapitalization.

         b. In May 1995, the Company issued a dividend in the form of common stock warrants to each holder of common stock. An aggregate of 1,202,126 warrants were issued and each warrant is convertible into one share of common stock at a price of $5 expiring on August 1, 1996. The warrants expired in 1996.

         c. During September 1995 the Company sold for $10,000, 10,000 shares of Class A, $1.00 par value, convertible preferred stock to an individual who serves as its President. Each share is entitled to 500 votes and the holder of the shares is entitled to elect a majority of the board of directors for a period of three years. The shares do not pay any dividends and each share is convertible into 150 shares of common stock until March 27, 1999 and 100 shares of common stock thereafter.

         d. In October 1995 the Company issued 1,000,000 shares of common stock to its President in exchange for the cancellation of indebtedness totaling $43,021.

         e. A total of 1,800,000 shares of common stock were issued for services during the year ended December 31, 1995. Such shares have been valued at their estimated fair market value on the date of issuance resulting in a non-cash charge to income of $437,250.

         f. In December 1996, the Company sold for $300,000, 75,000 shares of Class B, $1.00 par value convertible preferred stock. The shares pay cumulative dividends at the rate of 8% per year and are convertible into 1,500,000 shares of common stock.

         g. In December 1996, the President of the Company purchased for $50,000, 1,000,000 options to purchase common stock at $0.05 per share which expire in December, 1999. In addition, the President also received 500,000 options to purchase common stock at $.20 per share which expire in December, 1999. The difference between the options' estimated fair market value at the date of issuance and the amount paid for the options has been recorded as compensation of $20,000.

         h. A total of 961,000 shares of common stock were issued for services during the year ended December 31, 1996. Such shares have been valued at their estimated fair market value on the date of issuance resulting in a non-cash charge to income of $53,960 and $43,200 was capitalized.

         i. In December 1996, the Company issued to a consultant 500,000 options to purchase common stock at $.20 per share which expire in December, 1999.

         j. During 1996, the Company exchanged $18,500 of amounts due to the President of the Company into 350,000 shares of common stock. In addition, the Company settled a legal dispute for 350,000 shares of common stock valued at $35,000.

         k. In January 1997 the Company issued 600,000 stock options to three consultants to purchase common stock at $0.20 per share which expire in January, 2000. In addition, the Company issued 500,000 shares of common stock for consulting services.


8.       INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 1996, the Company had net deferred tax assets of $500,000. The Company has established a valuation allowance for the full amount of such deferred tax assets. The following table gives the Company's deferred tax assets and (liabilities) at December 31, 1996:


Net operating loss carryforward                       $                 500,000
Valuation allowance                                                    (500,000)
                                                            --------------------
                                                      $                       -
                                                            ====================

         The provision for income taxes (benefits) differs from the amount computed by applying the statutory federal income tax rate to income
         (loss) before income taxes as follows:

                                                      Year ended December 31,
                                           -------------------------------------
                                                   1996                  1995
                                           ---------------       ---------------
Income tax (benefit) computed
  at statutory rate                      $       (18,100)        $     (176,108)
Effect of permanent difference                    10,000                 35,000
Tax benefit not recognized                         8,100                141,108
                                           ---------------       ---------------
Provision for income taxes (benefit)     $           -           $         -
                                           ===============       ===============

         The Company has net operating loss carryforwards for tax purposes totaling approximately $1,600,000 at December 31, 1996 expiring in the years 2005 to 2011. Substantially all of the carryforwards are subject to limitations on annual utilization because there are "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership. The annual limitation is based on the value of EBS as of the date of the ownership change multiplied by the applicable Federal Long Term Tax Exempt Bond Rate. In June 1995 the Company triggered a section 382 net operating loss limitation on the cumulative net operating loss carryforwards of approximately $1,300,000. Utilization of such net operating losses are limited to $100,000 per annum.


9.       COMMITMENTS

         a.       The Company leases office space in Coconut Creek, Florida.
                  At December 31, 1996, the future minimum lease payments under the operating leases which expire in May 1998 are as follows:

                  1997                                            $       76,000
                  1998                                                    31,000

         b. The Company has employment agreements with two officers and an employee of the Company. The agreements expire in January 1998 and January 2000. Minimum commitments under these agreements are as follows:

                  1997                                          $        350,700
                  1998                                                   126,600
                  1999                                                   126,600
                  2000                                                    10,550

                  The agreements also provide for incentive bonuses based on profit criteria and the payment of various expenses. In addition, the agreement with the President and CEO of EBS entitles each of them to receive 10% of the outstanding stock of EBS. Additionally, the Company has guaranteed the sale of the President's house in an amount equal to an MAI appraisal.


10.      ACQUISITION

         On December 2, 1996, 95% of the stock of EBS was acquired by the Company for $896,000 in cash, a note payable to EBS's shareholders for $1,600,000 and 500,000 restricted shares of the Company's common stock with certain piggy back registration rights and restrictions. EBS's shareholders also have certain anti-dilution provisions and selling rights tied to the President's personal stock holdings, which expire upon the earlier of the a) registration of the restricted shares and the payment of all obligations to the EBS's shareholders or b) on January 2, 2000 and payment of all obligations to EBS's shareholders. The acquisition of EBS has been accounted for as a purchase and accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values which approximates book value. The following table summarizes this acquisition:



Purchase Price, including acquisition costs             $             2,620,915
Liabilities assumed                                                     454,159
Assets acquired                                                      (1,146,561)
                                                            -------------------
Goodwill                                                $             1,928,513
                                                            ===================

         Accumulated amortization on goodwill at December 31, 1996 was $8,035.

         The results of operations for EBS for the period December 2, 1996 to December 31, 1996 are included in the accompanying consolidated financial statements for the year ended December 31, 1996.

         The following schedule combines the unaudited pro forma results of operations of the Company and EBS for the years ended December 31, 1996 and 1995, respectively, as if the acquisition had occurred on January 1, 1995 and includes such adjustments which are directly attributable to the acquisition. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on January 1, 1995.

                                                 Year Ended December 31,
                                      ------------------------------------------
                                              1996                     1995
                                      -----------------       ------------------
Net sales                       $            3,296,325    $           3,860,711
Net income (loss)                              155,027                  (30,764)
Net income (loss) per share                       0.04                    (0.02)
Shares used in computation                   3,956,415                1,958,168


11.      RESCINDED ACQUISITION

         During 1995, the Company had entered into an agreement with Pegasus Technologies, Inc. to acquire certain licenses related to aircraft inspection technology in exchange for 90% of the Company's issued and outstanding common stock. The Company subsequently learned that Pegasus did not own the rights to the technologies, contrary to what it had claimed. Upon learning of this situation, the Company exercised its rights and rescinded all aspects of this transaction. In connection with the rescinded acquisition, 500,000 shares of the Company's common stock were canceled during 1996.