Form 10QSB
period 1997-03-31
TRIANGLE IMAGING GROUP INC
filed 1997-05-15
CIK 764763

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1997

                                       OR

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from___ to___


                        Commission file number: 2-96392-A

                          TRIANGLE IMAGING GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                Florida                            59-2493183_____
                State or other jurisdiction of     I.R.S. Employer
                incorporation or organization      Identification No.

               4400 West Sample Road, Coconut Creek, Florida 33073 (Address of Principal Executive Office) (Zip Code)

                                  954-968-2080
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                         No

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of March 31, 1997 was 5,660,166 shares.

                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                         Page
                                                                         Number

PART I - FINANCIAL INFORMATION:

  Item 1.  Financial Statements

      Consolidated Balance Sheet - March 31, 1997...........................  1

      Consolidated Statement of Operations - For the Three Months Ended
      March 31, 1997 and 1996...............................................  2

      Consolidated Statement of Cash Flows - For the Three Months Ended
      March 31, 1997 and 1996...............................................  3

      Notes to Financial Statements.......................................  4-5

      Item 2.  Management's Discussion and Analysis.......................  6-7

PART II - OTHER INFORMATION.................................................  8

SIGNATURES..................................................................  9

                          Item 1. Financial Statements

                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                     ASSETS


                                                                    March 31,
                                                                       1997
                                                              ------------------

CURRENT ASSETS:
     Cash and cash equivalents                              $           393,215
     Accounts receivable, net of allowance for doubtful
         accounts of $154,000                                           405,972
     Prepaid expenses                                                    18,179
                                                              ------------------
         TOTAL CURRENT ASSETS                                           817,366

EQUIPMENT                                                               196,787

GOODWILL                                                              1,896,372

OTHER ASSETS                                                              5,152
                                                              ------------------

                                                            $         2,915,677
                                                              ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $           417,453
     Deferred revenue                                                   271,419
     Due to stockholders                                                 50,000
     Current portion of note payable                                    275,000
                                                              ------------------
         TOTAL CURRENT LIABILITIES                                    1,013,872

NOTE PAYABLE                                                          1,325,000

MINORITY INTEREST                                                       203,531

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par, 1,000,000 shares authorized:
         Class A, 10,000 shares issued and outstanding                   10,000
         Class B, 75,000 shares issued and outstanding                  300,000
     Common stock, $.001 par value,
       authorized 50,000,000 shares: 5,660,166
         issued and outstanding                                           5,661
     Additional paid-in capital                                       1,794,185
     Accumulated deficit                                             (1,541,017)
     Deferred compensation                                             (195,555)
                                                              ------------------
         TOTAL STOCKHOLDERS' EQUITY                                     373,274
                                                              ------------------

                                                            $         2,915,677
                                                              ==================






                       See notes to financial statements.

                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                  Three months ended
                                                       March 31,
                                         -----------------------------------
                                              1997               1996
                                         ----------------   ----------------

SALES                                   $       1,111,221  $        -

COST OF SALES                                     244,055           -
                                         ----------------   ----------------

GROSS PROFIT                                      867,166           -

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                     694,591         5,447

NON-CASH IMPUTED COMPENSATION EXPENSE              13,375        13,250

AMORTIZATION OF GOODWILL                           24,106           -
                                         ----------------   ----------------


INCOME (LOSS) FROM OPERATIONS                     135,094       (18,697)

INTEREST EXPENSE                                   19,486           -
                                         ----------------   ----------------

INCOME (LOSS) BEFORE MINORITY INTEREST            115,608       (18,697)

MINORITY INTEREST                                  26,141           -
                                         ----------------   ----------------

NET INCOME (LOSS)                       $          89,467  $    (18,697)
                                         ================   ================

NET INCOME PER SHARE                    $            0.02  $           (0.01)
                                         ================   ================

WEIGHTED AVERAGE SHARES OUTSTANDING             5,533,332          3,580,498
                                         ================   ================






                       See notes to financial statements.

  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                      Three months ended
                                                           March 31,
                                             -----------------------------------
                                                   1997               1996
                                             ---------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                         $         89,467   $         (18,697)
  Adjustment to reconcile net income
  (loss) to net cash
    provided by operating activities:
      Depreciation                                   25,256                 -
      Amortization of goodwill                       24,106                 -
      Non-cash imputed compensation                  13,375              13,250
      Minority interest                              26,141                 -

 Changes in assets and liabilities:
      Increase in accounts receivable               (36,104)                -
      Decrease in prepaid expenses                   13,096                 -
      Increase in other assets                      (1,055)                 -
      Increase in accounts payable
        and accrued expenses                        144,780               4,140
      Decrease in deferred revenue                  (75,784)                -
                                             ---------------    ----------------

CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                223,278              (1,307)
                                             ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                          (30,327)                -
                                             ---------------    ----------------

CASH USED IN INVESTING ACTIVITIES                   (30,327)                -
                                             ---------------    ----------------

NET INCREASE (DECREASE) IN CASH                     192,951              (1,307)

CASH - BEGINNING OF PERIOD                          200,264               1,371
                                             ---------------    ----------------

CASH - END OF PERIOD                       $        393,215   $              64
                                             ===============    ================













                       See notes to financial statements.
                                       -3-

                         PART 1 - FINANCIAL INFORMATION

                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

                  The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position for the interim periods presented.

                  Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 1996 contained in the Company's Annual Report on Form 10-KSB.

2.       EARNING (LOSS) PER SHARE

                  Per share information is computed based on the weighted average number of shares outstanding during the period.

3.       NON-CASH IMPUTED COMPENSATION EXPENSE

                  A total of 7,000 shares of common stock were issued for services during the quarter ended March 31, 1997. Such shares have been valued at their fair market value on the date of issuance resulting in a non-cash charge to income of $3,080.

4.       ACQUISITION

                  On December 2, 1996, 95% of the stock of Engineered Business Systems, Inc. ("EBS") was acquired by the Company for $896,000 in cash, a note payable to EBS's shareholders for $1,600,000 and 500,000 restricted shares of the Company's common stock with certain piggy back registration rights and restrictions. EBS's shareholders also have certain anti-dilution provisions and selling rights tied to the President's personal stock holdings, which expire upon the earlier of the a) registration of the restricted shares and the payment of all obligations to the EBS shareholders or b) on January 2, 2000 and payment of all obligations to EBS's shareholders. The acquisition of EBS has been accounted for as a purchase and accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values which approximates book value. The following table summarizes this acquisition:

Purchase Price, including acquisition costs           $             2,620,915
Liabilities assumed                                                   454,159
Assets acquired                                                    (1,146,561)
Goodwill                                              $             1,928,513

                  Accumulated amortization on goodwill at March 31, 1997 was $32,141.

                  The following schedule combines the unaudited pro forma results of operations of the Company and EBS for the three months ended March 31, 1996 as if the acquisition had occurred on January 1, 1996 and includes such adjustments which are directly attributable to the acquisition. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on January 1, 1996.


Net sales                                             $               830,546
Net income                                                             71,153
Net income per share                                                      .01
Shares used in computation                                          5,533,332

5.       MINORITY INTREST

                Pursuant to terms of employment agreements, 10% of the stock in EBS has been issued with the unearned portion recorded as deferred compensation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Prior to December 2, 1996, the Company's primary focus was to search for and identify acquisition candidates for the purpose of merging with or acquiring promising young companies in need of an infusion of cash and/or superior management. On December 2, 1996, the Company completed the acquisition of 95% of the stock of Engineered Business Systems, Inc. ("EBS"), in a leveraged transaction. Total value of the transaction was approximately $3 Million.

Results of Operations

Total revenues for the three months ended March 31, 1997 were $1,111,221, which is an increase over the Company's revenues of $0 for the three months ended March 31, 1996. The increase resulted entirely from the acquisition of EBS on December 2, 1996 and the results of EBS's operations for the three month period.

Cost of sales was $244,055 for the three months ended March 31, 1997, which again was an increase over the Company's three months ended March 31, 1996 cost of sales of $0. Gross profit as a percentage of revenue was 78% for the three months ended March 31, 1997. The increase resulted entirely from the acquisition of EBS on December 2, 1996, and the results of EBS's operations for the three month period.

Selling, general and administrative expenses for the three months ended March 31, 1997 were $694,591 as compared to $5,447 for the three months ended March 31, 1996. Management believes that the increase in selling, general and administrative expenses was due to the acquisition of EBS and the expenses related to its operations, compared to the minimal operating expenses associated with a non-revenue producing company. Non-cash imputed compensation for the three months ended March 31, 1997 was $13,375, as compared to $13,250 for the three months ended March 31, 1996.

For the three months ended March 31, 1997, the Company's net income included a non-cash expense of $49,362. Such expense was incurred as a result of depreciation and amortization of assets acquired with the acquisition of EBS as well as the goodwill created in the acquisition.

Interest expense was $19,486 for the three months ended March 31, 1997, compared to $0 for the three months ended March 31, 1996, reflecting interest paid on an 8% promissory note of $1,600,000. The promissory note is held by the selling shareholders of EBS, created during the sale of EBS to the Company. Minority interest for the three months ended March 31, 1997 was $26,141, reflecting interest due to holders of 15% of EBS Stock.

As a result of all the above factors, net income for the three months ended March 31, 1997 was $89,467 as compared to a net loss of $18,697 for the three months ended March 31, 1996.

Liquidity and Capital Resources

The Company has funded its working capital and capital expenditure requirements from cash provided from operations and from the proceeds of the sales of Preferred Stock. The primary source of cash receipts is from payments of accounts receivable and sales.

As of March 31, 1997, the Company had cash of $393,000.

To date, inflation has not had a material effect on the Company's business. The Company believes that the effects of future inflation may be minimized by controlling costs and increasing efficiency.

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



                                                    TRIANGLE IMAGING GROUP, INC.



Dated: 5/15/97                   By:/s/ Vito Bellezza
                                    -----------------
                                    Vito Bellezza
                                    President, Chairman of the Board,
                                    Chief Financial Officer, Chief Executive
                                    Officer and Director