Form 10QSB
period 1997-06-30
TRIANGLE IMAGING GROUP INC
filed 1997-08-15
CIK 764763

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1997

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

                  Yes  X                         No

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of June 30, 1997 was 8,949,665 shares.

                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                          Page
                                                                         Number

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

  Consolidated Balance Sheet - June 30, 1997..............................  1

  Consolidated Statement of Operations - For the Six Months
  and Three Months Ended June 30, 1997 and 1996...........................  2

  Consolidated Statement of Cash Flows - For the Six Months Ended
  June 30, 1997 and 1996..................................................  3

  Notes to Financial Statements...........................................  4-6

  Item 2.  Management's Discussion and Analysis...........................  7-8

PART II - OTHER INFORMATION...............................................  9

SIGNATURES................................................................  10

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                     ASSETS

                                                                    June 30,
                                                                      1997
                                                              ------------------

CURRENT ASSETS:
     Cash and cash equivalents                              $           592,450
     Accounts receivable, net of allowance for doubtful
         accounts of $128,000                                           616,927
     Prepaid expenses                                                     8,549
                                                              ------------------
         TOTAL CURRENT ASSETS                                         1,217,926

EQUIPMENT                                                               207,924

GOODWILL                                                              1,862,266

OTHER ASSETS                                                             36,152
                                                              ------------------

                                                            $         3,324,268
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $           538,554
     Deferred revenue                                                   330,548
     Due to stockholders                                                 50,000
     Current portion of note payable                                    300,000
                                                              ------------------
         TOTAL CURRENT LIABILITIES                                    1,219,102

NOTE PAYABLE                                                          1,250,000

MINORITY INTEREST                                                       250,293

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par, 1,000,000 shares authorized:
         Class A, 10,000 shares issued and outstanding                   10,000
     Common stock, $.001 par value,
         authorized 50,000,000 shares: 8,949,665
         issued and outstanding                                           8,950
     Additional paid-in capital                                       3,247,761
     Accumulated deficit                                             (1,600,328)
     Stock subscription receivable                                     (876,250)
     Deferred compensation                                             (185,260)
                                                              ------------------
         TOTAL STOCKHOLDERS' EQUITY                                     604,873
                                                              ------------------

                                                            $         3,324,268
                                                              ==================






                       See notes to financial statements.

                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                               Three months ended                     Six months ended
                                                                   June 30,                              June 30,
                                                      -----------------------------------   ------------------------------------
                                                           1997               1996               1997                1996
                                                      ----------------   ----------------   ----------------    ----------------

SALES                                               $       1,477,737  $        -         $       2,588,958   $        -

COST OF SALES                                                 381,087           -                   625,142            -
                                                      ----------------   ----------------   ----------------    ----------------

GROSS PROFIT                                                1,096,650           -                 1,963,816            -

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                                 774,244              4,349          1,468,835               9,796

NON-CASH IMPUTED COMPENSATION EXPENSE                          28,045           -                    41,420              13,250

AMORTIZATION OF GOODWILL                                       24,106           -                    48,212            -
                                                      ----------------   ----------------   ----------------    ----------------


INCOME (LOSS) FROM OPERATIONS                                 270,255             (4,349)           405,349             (23,046)

INTEREST EXPENSE                                               33,298           -                    52,784            -
                                                      ----------------   ----------------   ----------------    ----------------

INCOME (LOSS) BEFORE MINORITY INTEREST                        236,957             (4,349)           352,565             (23,046)

MINORITY INTEREST                                              46,762           -                    72,903            -
                                                      ----------------   ----------------   ----------------    ----------------

NET INCOME (LOSS)                                   $         190,195  $          (4,349) $         279,662   $         (23,046)
                                                      ================   ================   ================    ================

NET INCOME PER SHARE                                $             0.0  $            (0.0) $            0.04   $           (0.01)
                                                      ================   ================   ================    ================

WEIGHTED AVERAGE SHARES OUTSTANDING                          8,801,415          3,757,165          7,167,373           3,668,831
                                                      ================   ================   ================    ================












                       See notes to financial statements.
                                       -2-

                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                            STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                            Six months ended
                                                                June 30,
                                                      -------------------------
                                                          1997            1996
                                                      --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                              $       279,662 $       (23,046)
 Adjustment to reconcile net income
 (loss) to net cash provided by
  operating activities:
   Depreciation                                          50,511               -
   Amortization of goodwill                              48,212               -
   Non-cash imputed compensation                         23,670          13,250
   Minority interest                                     72,903               -

 Changes in assets and liabilities:
   Increase in accounts receivable                     (247,059)              -
   Decrease in prepaid expenses                          22,726               -
   Increase in other assets                             (32,055)              -
   Increase in accounts payable and accrued expenses    267,379         8,779
   Decrease in deferred revenue                         (16,655)              -
                                                      -----------    ----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         469,294         (1,017)
                                                      -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                (44,858)              -
                                                         ------       ---------
CASH USED IN INVESTING ACTIVITIES                       (44,858)              -
                                                         ------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of note payable                              (50,000)              -
   Proceeds from sale of common stock                   250,750               -
   Purchase of treasury stock                          (233,000)
                                                        -------       ---------
CASH PROVIDED BY FINANCING ACTIVITIES                   (32,250)              -
                                                        -------       ---------
NET INCREASE (DECREASE) IN CASH                         392,186          (1,017)

CASH - BEGINNING OF PERIOD                              200,264           1,371
                                                        --------      ---------
CASH - END OF PERIOD                            $       592,450 $           354
                                                        ========       ========












                       See notes to financial statements.
                                      -3-

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

                  Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of December 31, 1996 contained in the Company's Annual Report on Form 10- KSB.

2.       EARNING (LOSS) PER SHARE

                  Per share information is computed based on the weighted average number of shares outstanding during the period.

3.       NON-CASH IMPUTED COMPENSATION EXPENSE

                  A total of 35,500 shares of common stock were issued for services during the quarter ended June 30, 1997. Such shares have been valued at their fair market value on the date of issuance resulting in a non-cash charge to income of $17,750.

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

Purchase Price, including acquisition costs           $             2,620,915
Liabilities assumed                                                   454,159
Assets acquired                                                    (1,146,561)
                                                                   -----------
Goodwill                                              $             1,928,513
                                                                    =========

                  Accumulated amortization on goodwill at March 31, 1997 was $32,141.

                  The following schedule combines the unaudited pro forma results of operations of the Company and EBS for the six months ended June 30, 1996 as if the acquisition had occurred on January 1, 1996 and includes such adjustments which are directly attributable to the acquisition. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on January 1, 1996.


Net sales                                             $             1,161,093
Net income                                                            156,475
Net income per share                                                      .04
Shares used in computation                                          3,668,831

5.       MINORITY INTEREST

                  Pursuant to terms of employment agreements, 10% of the stock in EBS has been issued with the unearned portion recorded as deferred compensation.

6.       TREASURY STOCK

                  In July 1997, the Company purchased 500,000 shares of common stock from the original sellers of EBS for $233,000. The Company plans to retire these shares, therefore, such amount has been reclassed to accumulated deficit.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

                  In February 1997, the Financial Accounting Standards Board "FASB" issued SFAS No. 128 "Earnings Per Share", which is effective in fiscal 1998, early application is not permitted. SFAS No. 128 simplifies the standards for computing earnings per share "EPS". It replaces the presentation of primary EPS with the presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding for the period. If SFAS 128 had been applied to the results reported on Form 10-Q's since fiscal 1996, the Company's basic EPS would not change.

                  In February 1997, the FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure", which is effective in fiscal 1998. SFAS No. 129 requires the following disclosures; liquidation preferences of preferred stock, information about rights and privileges of outstanding equity securities and redemption criteria for all issues of capital stock. Due to the Securities and Exchange Commissions's disclosure requirements of publicly held entities, there will be no additional disclosure required for the Company.

                  In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income", which is effective in fiscal 1998. SFAS No. 130 requires the disclosure of the components of the change in equity of a business enterprise during a period from transactions and other events except for distributions and investments to be reported in the statement of operations, cash flows and in certain circumstances as a component of equity as a separate category "accumulated other comprehensive income". Examples of items included in comprehensive income are foreign currency translation adjustments, unrealized securities gains and losses and pension liability adjustments. In addition publicly held entities will be required to provide such disclosure on an interim basis. Currently there is no increased disclosure for items defined under comprehensive income for the Company.

                  In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which is effective in fiscal 1998 for publicly held entities only. SFAS No. 131 requires the disclosure of various data pertaining to entities operating with different business segments. The Company does operate in two different business segments and the statement of operations currently discloses the required data relating to the Company under SFAS No. 131. The implementation of SFAS No. 131 may not require additional material disclosure.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

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

Results of Operations

Total revenues for the six months and three months ended June 30, 1997 were $2,588,958 and $1,477,737 respectively, which is an increase over the Company's revenues of $0 for the six months and three months ended June 30, 1996. The increase resulted entirely from the acquisition of EBS on December 2, 1996 and the results of EBS's operations for the six month period.

Cost of sales was $625,142 and $381,087 for the six months and three months ended June 30, 1997, which again was an increase over the Company's six months and three months ended June 30, 1996 cost of sales of $0. Gross profit as a percentage of revenue was 76% for the six months ended June 30, 1997 and 74% for the three months ended June 30, 1997. The increase resulted entirely from the acquisition of EBS on December 2, 1996, and the results of EBS's operations for the six month period.

Selling, general and administrative expenses for the six months and three months ended June 30, 1997 were $1,468,835 and $774,244 as compared to $9,796 and $4,349 for the six and three months ended June 30, 1996. Management believes that the increase in selling, general and administrative expenses was due to the acquisition of EBS and the expenses related to its operations, compared to the minimal operating expenses associated with a non-revenue producing company. Non-cash imputed compensation for the six months and three months ended June 30, 1997 was $41,420 and $28,045, as compared to $13,250 and $0 for the six months and three months ended June 30, 1996.

For the six months ended June 30, 1997, the Company's net income included a non-cash expense of $98,723. Such expense was incurred as a result of depreciation and amortization of assets acquired with the acquisition of EBS as well as the goodwill created in the acquisition.

Interest expense was $52,784 for the six months ended June 30, 1997 and $33,298 for the three months ended June 30, 1997, compared to $0 for the six months and three months ended June 30, 1996, reflecting interest paid on an 8% promissory note of $1,600,000. The promissory note is held by the selling shareholders of EBS, created during the sale of EBS to the Company. Minority interest for the six months ended June 30, 1997 was $72,903, reflecting interest due to holders of 15% of EBS Stock.

As a result of all the above factors, net income for the six months and three months ended June 30, 1997 was $279,662 and $190,195, as compared to a net loss of $23,046 for the six months ended June 30, 1996 and a net loss of $4,349 for the three months ended June 30, 1996.

Liquidity and Capital Resources

The Company has funded its working capital and capital expenditure requirements from cash provided from operations and from the proceeds of the sales of Preferred Stock and Common Stock. The primary source of cash receipts is from payments of accounts receivable and sales.

In July 1997, the Company purchased 500,000 shares of common stock from the original sellers of EBS for $233,000.

As of June 30, 1997, the Company had cash of $592,000.

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



                                                   TRIANGLE IMAGING GROUP, INC.


Dated: 08/12/97                     By: /s/ Vito Bellezza
                                    Vito Bellezza
                                    President, Chairman of the Board,
                                    Chief Financial Officer, Chief Executive
                                    Officer and Director