Form 10QSB
period 1997-09-30
TRIANGLE IMAGING GROUP INC
filed 1998-01-12
CIK 764763

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1997

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

                  Yes  X                         No

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of September 30, 1997 was 9,343,165 shares.




                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                               Page
                                                                                                             Number
PART I - FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Consolidated Balance Sheet - September 30,1997...........................................  1

                  Consolidated Statement of Operations - For the Nine Months
                  and Three Months Ended September 30, 1997 and 1996.......................................  2

                  Consolidated Statement of Cash Flows - For the Nine Months Ended
                  September 30, 1997 and 1996..............................................................  3

                  Notes to Financial Statements............................................................  4-7

         Item 2.  Management's Discussion and Analysis.....................................................  8-9

PART II - OTHER INFORMATION................................................................................  10

SIGNATURES.................................................................................................  11






                                        PART 1 - FINANCIAL INFORMATION

                                          Item 1. Financial Statements

                                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                                           CONSOLIDATED BALANCE SHEET

                                                   (Unaudited)

                                                     ASSETS

                                                                                                  September 30,
                                                                                                      1997
                                                                                                ------------------
CURRENT ASSETS:
     Cash and cash equivalents                                                                $           758,896
     Accounts receivable, net of allowance for doubtful
         accounts of $128,000                                                                             526,673
     Prepaid expenses                                                                                      12,585
                                                                                                ------------------
         TOTAL CURRENT ASSETS                                                                           1,298,154

EQUIPMENT                                                                                                 210,172

GOODWILL                                                                                                1,689,385

OTHER ASSETS                                                                                              190,414
                                                                                                ------------------

                                                                                              $         3,388,125
                                                                                                ==================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                    $           515,369
     Deferred revenue                                                                                     349,967
     Due to stockholders                                                                                   50,000
     Current portion of note payable                                                                      300,000
                                                                                                ------------------
         TOTAL CURRENT LIABILITIES                                                                      1,215,336

NOTE PAYABLE                                                                                            1,175,000

MINORITY INTEREST                                                                                          82,081

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par, 1,000,000 shares authorized:
         Class A, 10,000 shares issued and outstanding                                                     10,000
     Common stock, $.001 par value,
         authorized 50,000,000 shares: 9,343,165
         issued and outstanding                                                                             9,345
     Additional paid-in capital                                                                         3,061,317
     Accumulated deficit                                                                               (1,330,664)
     Stock subscription receivable                                                                       (619,950)
     Deferred compensation                                                                               (214,340)
                                                                                                ------------------
         TOTAL STOCKHOLDERS' EQUITY                                                                       915,708
                                                                                                ------------------

                                                                                              $         3,388,125
                                                                                                ==================






                                       See notes to financial statements.
                                                       -1-





                    TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF OPERATIONS

                                       (Unaudited)

                                                               Three months ended                     Nine months ended
                                                                   September 30,                          September 30,
                                                         -----------------------------------   ------------------------------------
                                                                1997               1996               1997                1996
                                                         ----------------   ----------------   ----------------    ----------------
SALES                                                   $       1,487,382  $        -         $       4,076,340   $        -

COST OF SALES                                                     409,302           -                 1,034,444            -
                                                         ----------------   ----------------   ----------------    ----------------

GROSS PROFIT                                                    1,078,080           -                 3,041,896            -

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                                     749,567             49,210          2,218,402              59,006

NON-CASH IMPUTED COMPENSATION EXPENSE                              23,420           -                    64,840              13,250

AMORTIZATION OF GOODWILL                                           18,604           -                    66,816            -
                                                         ----------------   ----------------   ----------------    ----------------


INCOME (LOSS) FROM OPERATIONS                                     286,489            (49,210)           691,838             (72,256)

INTEREST EXPENSE                                                   30,760           -                    83,544            -
                                                         ----------------   ----------------   ----------------    ----------------

INCOME (LOSS) BEFORE MINORITY INTEREST                            255,729            (49,210)           608,294             (72,256)

MINORITY INTEREST                                                 (13,935)          -                    58,968            -
                                                         ----------------   ----------------   ----------------    ----------------

NET INCOME (LOSS)                                       $         269,664  $         (49,210) $         549,326   $         (72,256)
                                                         ================   ================   ================    ================

NET INCOME PER SHARE                                    $            0.02  $           (0.01) $            0.05   $           (0.02)
                                                         ================   ================   ================    ================

WEIGHTED AVERAGE SHARES OUTSTANDING                            12,660,665          3,907,165         11,096,832           3,748,276
                                                         ================   ================   ================    ================













                                                           See notes to financial statements.
                                                                          -2-



                                            TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                                                     STATEMENT OF CASH FLOWS

                                                           (Unaudited)

                                                                                                        Nine months ended
                                                                                                          September 30,
                                                                                                -----------------------------------
                                                                                                     1997                1996
                                                                                                ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                        $         549,326   $        (23,046)
     Adjustment to reconcile net income (loss) to net cash
         provided by operating activities:
            Depreciation                                                                                 75,766           -
            Amortization of goodwill                                                                     66,816           -
            Non-cash imputed compensation                                                                64,840             13,250
            Minority interest                                                                            58,968           -

     Changes in assets and liabilities:
            Increase in accounts receivable                                                            (156,805)          -
            Decrease in prepaid expenses                                                                 18,690           -
            Increase in other assets                                                                   (186,317)          -
            Increase in accounts payable and accrued expenses                                           244,194              8,779
            Increase in deferred revenue                                                                  2,764           -
                                                                                                ----------------    ---------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                         738,242             (1,017)
                                                                                                ----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                                                              (94,222)          -
                                                                                                ----------------    ---------------

CASH USED IN INVESTING ACTIVITIES                                                                       (94,222)          -
                                                                                                ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of note payable                                                                           (125,000)          -
     Proceeds from sale of common stock                                                                 260,750           -
     Payment of dividends                                                                                (5,891)          -
     Other                                                                                               17,753           -
     Purchase of treasury stock                                                                        (233,000)          -
                                                                                                ----------------    ---------------

CASH PROVIDED BY FINANCING ACTIVITIES                                                                   (85,388)          -
                                                                                                ----------------    ---------------

NET INCREASE (DECREASE) IN CASH                                                                         558,632             (1,017)

CASH - BEGINNING OF PERIOD                                                                              200,264              1,371
                                                                                                ----------------    ---------------

CASH - END OF PERIOD                                                                          $         758,896   $            354
                                                                                                ================    ===============













                                                See notes to financial statements.
                                                               -3-

                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.       BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements of Triangle Imaging Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31,1 997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2.       EARNING (LOSS) PER SHARE

                  Per share information is computed based on the weighted average number of shares outstanding during the period.

3.       NON-CASH IMPUTED COMPENSATION EXPENSE

                  A total of 75,000 shares of common stock were issued for services during the quarter ended September 30, 1997. The services are to be performed over the next year. Such shares have been valued at their fair market value on the date of issuance which will result in a total non-cash charge to income of $52,500. The non-cash charge to income for the three months ended September 30, 1997 was $13,125.

4.       ACQUISITION

                  On December 2, 1996, 95% of the stock of Engineered Business Systems, Inc. ("EBS") was acquired by the Company for $896,000 in cash, a note payable to EBS's shareholders for $1,600,000 and 500,000 restricted shares of the Company's common stock.

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
                                                                      =========

                  Accumulated amortization on goodwill at September 30, 1997 was $74,851.

                  The following schedule combines the unaudited pro forma results of operations of the Company and EBS for the nine months ended September 30, 1996 as if the acquisition had occurred on January 1, 1996 and includes such adjustments which are directly attributable to the acquisition. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on January 1, 1996.


Net sales                                               $             2,491,640
Net income                                                              249,237
Net income per share                                                        .06
Shares used in computation                                            3,748,276

5.       MINORITY INTEREST

                  Effective July 1, 1997, the terms of the employment agreement with the Company's President were amended. The President's ownership of 10% of EBS was replaced with options to purchase 10% of the shares of EBS. Accordingly, the minority interest associated with the 10% ownership was reclassified against goodwill.

6.       TREASURY STOCK

                  In July 1997, the Company purchased 500,000 shares of common stock from the original sellers of EBS for $233,000. The Company plans to retire these shares, therefore, such amount has been reclassified to accumulated deficit.

7.       STOCK SUBSCRIPTION RECEIVABLE

                  In April 1997, pursuant to stock subscription agreements, the President of the Company and the wife of the Chairman subscribed to 2,333,000 shares of common stock for a total value of $768,700. As of September 30, 1997 $148,750 has been received leaving a balance due of $619,950.

8.       OTHER ASSETS

                  The Company has capitalized software costs included in Other Assets which totaled $156,457 at September 30, 1997. The capitalization of such costs is in accordance with SFAS No. 86.

9.       RECENT ACCOUNTING PRONOUNCEMENTS

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

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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

Results of Operations

Total revenues for the nine months and three months ended September 30, 1997 were $4,076,340 and $1,487,382 respectively, which is an increase over the Company's revenues of $0 for the nine months and three months ended September 30, 1996. The increase resulted entirely from the acquisition of EBS on December 2, 1996 and the results of EBS's operations for the nine month period.

Cost of sales were $1,034,142 and $409,302 for the nine months and three months ended September 30, 1997, which again was an increase over the Company's nine months and three months ended September 30, 1996 cost of sales of $0. Gross profit as a percentage of revenue was 75% for the nine months ended September 30, 1997 and 72% for the three months ended September 30, 1997. The increase resulted entirely from the acquisition of EBS on December 2, 1996, and the results of EBS's operations for the nine month period.

Selling, general and administrative expenses for the nine months and three months ended September 30, 1997 were $2,218,402 and $749,567 as compared to $59,006 and $49,210 for the nine and three months ended September 30, 1996. Management believes that the increase in selling, general and administrative expenses was due to the acquisition of EBS and the expenses related to its operations, compared to the minimal operating expenses associated with a non-revenue producing company. Non-cash imputed compensation for the nine months and three months ended September 30, 1997 was $64,840 and $23,420, as compared to $13,250 and $0 for the nine months and three months ended September 30, 1996.

For the nine months ended June 30, 1997, the Company's net income included a non-cash expense of $66,816. Such expense was incurred as a result of depreciation and amortization of assets acquired with the acquisition of EBS as well as the goodwill created in the acquisition.

Interest expense was $83,544 for the nine months ended September 30, 1997 and $30,760 for the three months ended September 30, 1997, compared to $0 for the nine months and three months ended September 30, 1996, reflecting interest paid on an 8% promissory note of $1,600,000. The promissory note is held by the selling shareholders of EBS, created during the sale of EBS to the Company. Minority interest for the nine months ended September 30, 1997 was $58,968, reflecting

$41,541 interest due to holders of 5% of EBS Stock and $17,427 interest due to holders of 10% of EBS Stock for the first quarter of 1997..

As a result of all the above factors, net income for the nine months and three months ended September 30, 1997 was $549,326 and $269,664, as compared to a net loss of $72,256 for the nine months ended September 30, 1996 and a net loss of $49,210 for the three months ended September 30, 1996.

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

As of September 30, 1997, the Company had cash of $759,000.

To date, inflation has not had a material effect on the Company's business. The Company believes that the effects of future inflation may be minimized by controlling costs and increasing efficiency.

PART II - Other Information

Item 5.           Other Information

                  During the quarter ended September 30, 1997, the Board of Directors appointed Harold S. Fischer as President and Vito A. Bellezza as Chief Executive Officer of the Company.

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



                                                   TRIANGLE IMAGING GROUP, INC.


Dated: 11/12/97                     By: /s/ Vito Bellezza
                                    Vito Bellezza
                                    Chairman of the Board,
                                    Chief Financial Officer, Chief Executive
                                    Officer and Director