Form 10-K
period 1997-12-31
TRIANGLE IMAGING GROUP INC
filed 1998-04-15
CIK 764763

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            REPORT ON FORM 10-KSB

           |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1997

           |_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________to______________________

Commission File No. 2-96392



                           TRIANGLE IMAGING GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Florida                                          59-2493183
-----------------------------------       ---------------------------------
(State of or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)


       4400 W. Sample Road, Suite 228
       Coconut Creek, FL                                33073
------------------------------------------            ------------
(Address of Principal Executive Officers)             (Zip Code)


Registrant's telephone number, including area code:   (954) 968-2080

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $.0001 per share
                              (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes |X|     No |_|
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  |X|

Issuer's revenues for its most recent fiscal year were $5,508,267.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 31, 1998, was approximately $9,200,000.

Number of shares outstanding of the issuers Common Stock, as of March 31, 1998, was 9,618,616.

     DOCUMENTS INCORPORATED BY REFERENCE:  None



                          TRIANGLE IMAGING GROUP, INC.

                                Table of Contents


                                                                        PAGE


                     PART I

Business..................................................................3
Properties................................................................8
Legal Proceedings.........................................................9
Submission of Matters to a Vote of Security Holders.......................9


                     PART II

Market for Registrant's Common Equity and Related Stockholder Matters....10
Management's Discussion & Analysis of Financial Condition
      & Results of Operations............................................10
Financial Statements and Supplementary Data..............................12
Changes In and Disagreements With Accountants on Accounting
      and Financial Disclosure...........................................12


                     PART III

Directors and Executive Officers of the Registrant........................13
Executive Compensation....................................................15
Security Ownership of Certain Beneficial Owners and Management............17
Certain Relationships and Related Transactions............................19


                     PART IV

Exhibits and Reports on Form 8-K..........................................20





                                    PART I


Item 1.  BUSINESS.


General


Triangle Imaging Group, Inc. (the "Company" or "Triangle") through its Operating subsidiary creates software and provides services to the mortgage lending and credit agency industries. In 1997, all of the Company's business operations were conducted through Engineered Business Systems, Inc. ("EBS"), a wholly owned subsidiary acquired by the Company in December 1996. Since the acquisition of EBS, the Company has directed its activities on developing software products and services for the mortgage and credit industry. In furtherance of its business plan, the Company intends to conduct operations through another wholly owned subsidiary, QuickCREDIT Corp. ("QCC"), which was formed in February 1998 to acquire independently owned retail credit agencies. The Company is also currently negotiating the acquisition of TriMax Systems Corp., a provider of system integration and computer consulting services.
TriMax is a Lotus(R) and IBM(R) business partner marketing mid-range computer systems and PC networks, in addition to being an authorized Microsoft(R), Citrix(R) and Novell(R) Network reseller.

Engineered Business Systems, Inc.

EBS designs, develops, markets and supports a family of PC-based software products for credit reporting and mortgage banking industries. EBS software products include (i) the ACES(TM) Quality Control System, a quality assurance program for mortgage lenders, (ii) the EBS Xchange(R), an automated merged infile system with electronic data interchange (EDI) capabilities, and (iii) the CRIS(R) Mortgage Reporting System, credit reporting software. In addition to selling the ACES(TM) software program, EBS also provides ACES(TM) Quality Control Solutions, an outsourcing service which uses ACES(TM) software to assist mortgage banking institutions in their quality assurance function.

In November 1997, EBS announced the introduction of three (3) new software products, ACES 98 (a Windows 95 and Windows NT version of ACES(TM)), DESC(TM) (Data Evaluation and Selection Criteria module) and COMPAREX(TM), a data warehouse and comparison program.

In February 1998, EBS announced the creation and implementation of its new consulting services division. The EBS Consulting Services Division, offers clients extensive expertise in, among other things, mortgage quality evaluation, program risk analysis, and operation reviews that focus on maximizing revenue and reducing risk. It is critical for mortgage lenders to establish and evaluate effective operating procedures while assessing and managing risk inherent in the mortgage industry.

Historical Information

The Company was incorporated in December 1984 as Benefit Performances of America, Inc. ("Benefit") to engage in the business of promoting concerts, Shows and other entertainment productions. In April 1988, Benefit ceased Operations and in September 1988 Benefit acquired all of the outstanding stock of The Triangle Group, Inc., a data processing consulting and software development firm. In November 1988, Benefit changed its name to The Triangle Group, Inc. ("Triangle Group"). In September 1992, Triangle Group concluded its business as a result of insufficient working capital. From September 1992 to January 1993, the Company had no business activities and Vito Bellezza, a minority stockholder, approached the Board of Directors regarding the purchase of the shares of Common Stock held by management and other insiders. In January 1994, Mr. Bellezza acquired 2,970,000 shares of Common Stock, representing 52% of the total shares of common stock outstanding. Mr. Bellezza then became the Company's Chairman of the Board and Chief Executive Officer.

In April 1995, Triangle Group acquired Pegasus Technologies, Inc. ("Pegasus"), a company which purportedly owned cutting edge imaging technology used for the inspection of aircraft. In May 1995, Triangle Group, under the direction of the principal of Pegasus, changed its name to the Company's current name, Triangle Imaging Group, Inc. After discovering that Pegasus misrepresented its ownership rights to the imaging technology, the Company rescinded the transaction and cancelled the shares issued in connection therewith.

In December 1996, the Company paid an aggregate purchase price of $2,620,915 to acquire 760 shares of EBS common stock, or 95% of the total number of shares of EBS common stock outstanding. The purchase price included the payment of $896,000 in cash, 500,000 shares of Triangle Common Stock and a promissory note in the principal amount of $1,600,000 (the "Note").
The Note (i) bears interest at the prime rate per annum (but no less than 8% and no more than 9% per annum), (ii) is payable monthly, (iii) is secured by all assets of the Company, and (iv) requires a balloon payment of $775,000 on February 1, 2000. In December 1997, the Company acquired
40 shares of EBS Common Stock (the remaining 5% of shares outstanding) for an aggregate purchase price of $153,250.

The executive offices of the Company and EBS are located at 4400 W. Sample Rd., Suite 228 Coconut Creek, Florida 33073 (Telephone (954) 968-2080).


Products and Services

ACES(TM)

ACES(TM) software has been created, developed and sold by EBS to assist Mortgage lenders in assessing the accuracy of the information gathered in connection with making a loan. When considering to lend funds, a mortgage lender has potential borrowers complete a mortgage application. From this application and other accumulated information, the lender determines whether the applicant qualifies for a loan. As part of this loan process, the lender must also assess whether the property being purchased is of sufficient value to collateralize the loan. If the information obtained regarding the potential borrower and the property to be pledged as collateral satisfy certain lending criteria, the loan can then be made by the mortgage lender. Frequently, the mortgage lender then bundles a number of loans together and sells the portfolio of loans to Fannie Mae, Freddie Mac, Federal Housing Authority ("FHA"), Veterans Administration ("VA"), and other mortgage investors.

In order to effect the sale of a mortgage portfolio, a lender, or loan originator, must review the information compiled in connection with originating the loan on a representative sample of loans in the portfolio. ACES(TM) software simplifies this process greatly.
The ACES(TM) product enables each customer to perform quality control reviews based upon the risk management philosophy determined by their company. ACES(TM) provides either (i) a questionnaire, which the customer may modify, or (ii) an exception based analysis. The questionnaire enables the analyst reviewing the information gathered during the origination of the loan to quickly and accurately determine whether any information was omitted or misstated. ACES(TM) then creates reverification letters for the application, employment, deposits (source of funds), credit, and sometimes property appraisal. The exception based analysis enables the reviewer to identify specific exceptions, or items of concern.

ACES(TM) also contains a loan selection module which enables the user to Select loans for review from the entire universe of loans originated, with specific criteria or risk elements. This module randomly selects loans to insure no undue bias.

ACES(TM) receives mortgage loan information in an ASCII comma delimited Format created by the user from their loan origination system. This provides automatic downloads of the loans each company originates and reduces redundant duplicative data input. Alternatively, the customer may manually input any or all of the loan detail elements.

EBS either sells or leases the ACES(TM) program. When a customer leases ACES(TM) software the maintenance fee is included. When selling the ACES(TM) program, the Company charges an additional annual software maintenance fee.

At its ACES(TM) users' conference in November 1997, EBS introduced its ACES 98 software. ACES 98, a Year 2000 compliant program, is a Windows 95 and Windows NT based product which includes enhanced reporting modules. These new reporting modules generate clearer and more concise reports as well as trend information which was not available in the previous versions of ACES(TM). As a result, ACES
98 functions more efficiently and effectively than earlier versions of ACES(TM).


ACES(TM) Quality Control Solutions

In lieu of purchasing or leasing the ACES(TM) software product, mortgage Lenders can outsource the quality review task to EBS. By using the ACES(TM) software program, trained specialists at EBS analyze the original file containing information compiled in connection with a loan. EBS customers utilizing ACES(TM) Quality Control Solutions include many of the largest mortgage companies nationwide. Pursuant to the terms of a contract with its customers, EBS charges its customers a fixed fee for each reviewed file.

EBS provides third party quality review services for professional reviews Of Conventional, FHA, VA, Jumbo, and specialty mortgage loans. The ACES(TM) Quality Control software also enables EBS to perform reviews for various transactions, including preliminary reviews prior to funding, post lending reviews and reviews of portfolios in connection with acquisitions or divestitures.

DESC(TM)

In the Fall of 1997, EBS introduced DESC(TM) (Data Evaluation and Selection Criteria module), a program which enables the customer to review certain specific mortgages based upon user specified risk criteria. Used in conjunction with the ACES(TM) software product, DESC(TM) will allow mortgage lenders to maximize the benefit from quality review while targeting problem areas. The Company believes that this will result in greater efficiency for the mortgage lender because a more accurate sample may be analyzed when trying to assess the overall quality of a given portfolio.

COMPAREX(TM)

It is anticipated that COMPAREX(TM), a data warehousing and comparison program, will be made available to the market in the summer of 1998. EBS captures extensive information through its outsourcing services and anticipates that it will also obtain information from its ACES(TM) users. As a result, EBS believes that it will have very valuable data. It is intended that this application will provide users access to industry benchmarks against which customers will be able to assess performance.




EBS Consulting Services

EBS Consulting Services, a new division formed in February 1998, will Provide advice and counseling to mortgage companies. The Consulting Services division employs some of the mortgage banking industry's leading experts. By using the powerful ACES(TM) software program, EBS consultants will help customers identify strengths and weaknesses in their business. EBS believes that it will be able to suggest value-added recommendations to improve performance and profits.
EBS Consulting Services will be led by Rebecca B. Walzak, CQM,
Vice President and General Manager, who previously served as First Vice President of Chase Manhattan Mortgage Corporation, and
Mr. William M. Heyman, Senior Advisor at EBS, who was previously the Senior Advisor for Government and Industry Relations with the law firm of Winer, Brodsky, Sidman & Kider, P.C. located in Washington D.C. and formerly Director of Lender Activity and
Program Compliance at HUD.

The Mortgage Institute

As a leading company in quality review for the mortgage lending industry, EBS intends to launch The Mortgage Institute in the summer of 1998.
The Mortgage Institute will provide training and development to mortgage lenders to assist them in enhancing and certifying them in their mortgage lending process. The Mortgage Institute intends to offer counseling in its classrooms, at the customers' premises and through correspondence courses. Additionally, the Institute will offer continuing education programs to maintain certification status.

CRIS(R)

CRIS(R) software has been created, developed and sold by EBS to assist Credit agencies in compiling comprehensive credit reports for their customers. To date, over 350 credit agencies have purchased the personal computer based CRIS(R) program, each of which have also entered into a software maintenance agreement with the Company.
The CRIS(R) program enables credit agencies through its built-in communication software to access information from all three major credit information repositories - Experian (formerly, TRW), Equifax and TransUnion. CRIS(R) then automatically consolidates the credit information obtained from these sources and creates a simplified, comprehensive credit report. The program can then generate, upon demand, letters requesting an explanation of information in the report which requires clarification. In addition, CRIS(R) also provides credit agencies with an accounts receivable and billing system to charge their customers for reports generated by the CRIS(R) program.

CRIS(R), a Year 2000 compliant program, is installed by EBS on a customer's personal computer or sold pre-loaded on new computer hardware.

EBS Xchange(R)

EBS also creates credit reports for its credit agency and mortgage lending customers. Typically, a customer will need a credit report on an individual usually because a lender is considering making a loan to such individual. The credit agency will then request electronically through the EBS Xchange(R) that a report be compiled on such individual. By using the CRIS(R) program internally, EBS can generate and communicate a full credit report to its customer in a few minutes. EBS charges a fee for compiling each report and charges an additional fee if its credit agency customer does not have its own account with each of the credit information repositories.





Sales and Marketing

In order to service its customers, the Company presently employs a sales Force of eight (8) sales representatives. These sales representatives work on a salary plus commission basis and are responsible for placing the Company's products with its principal customers, including commercial banks, mortgage brokers, savings and loan associations, credit unions, credit agencies and other lenders. The sales representatives are supported by the Company's marketing services staff and seven (7) technical customer service representatives.

In addition, customers acquire CRIS(R) and EBS Xchange(R) through referrals to EBS or contacts through the sales organization. EBS derives revenue from these products based upon sale of software and hardware, annual service maintenance agreement payments, and monthly transactional fees.

Competition

The Company is aware of several software programs produced by private non-mortgage banking companies which compete directly with ACES(TM). More significantly, mortgage companies continually develop their own proprietary software in-house. ACES(TM) Quality Assurance Outsourcing has competition from many local, regional and national privately held companies.

The credit reporting industry is highly competitive. Many credit reporting agencies have other software programs which generate credit reports from information supplied by the credit information repositories. As a result, both CRIS(R) and EBS Xchange(R) have significant competition.

Backlog

At December 31, 1997, EBS had no contract backlog. Revenues from sales are recorded upon software delivery, hardware delivery, and training. EBS has entered into one to two year contracts for services which obligate customers to specific minimum transactions with EBS.

Employees

EBS currently employs approximately 73 people of which 8 are engaged in sales, 6 are engaged in programming and 59 are involved in finance, administration and processing. None of the employees are union members and are not covered under any collective bargaining agreements.
EBS considers relations with its employees to be good.

Patents and Trademarks

The EBS Xchange(R) and QuickCREDIT(R) trademarks have been registered in International Class 9 in the United States Patent and Trademark Office ("PTO") and the Company has several applications for registration pending in the PTO. Through the Company's four (4) year long use of the ACES(TM) trademark in the United States in connection with computer software, the Company has also acquired common law trademark rights in the ACES(TM) trademark. There can be no assurance, however, that the Company will be able to effectively obtain rights in the Company's mark throughout all the countries of the world. The failure of the Company to protect such right from unlawful and improper appropriation may have a material adverse effect on the Company's business, financial condition and results of operation.



Insurance

The Company maintains insurance with respect to its properties and operations in such form, in such amounts and with such insurers as is customary in the businesses in which the Company is engaged. The Company believes that the amount and form of its insurance coverage are adequate at the present time.

Research and Development

The Company's current research and development activities are focused on enhancing the CRIS(R) and QuickCREDIT(R) software programs and on the optimization of performance, design and extension of ACES(TM) and related complimentary products. All of EBS' programmers are engaged in research and development. Approximately 35% of the programming resources are spent on developing and completing new products such as DESC(TM) and COMPAREX(TM).

QuickCREDIT Corp.

QuickCREDIT Corp. ("QCC") was formed by the Company as a wholly owned subsidiary in February 1998 for the purpose of acquiring local credit reporting agencies. Presently, EBS offers its CRIS(R) software and EBS Xchange(R) services to credit agencies who in turn service their customers. The Company believes that QCC can be successful in offering its expertise and experience directly to end users. Mr. Van Saliba holds the position of President of QCC and currently is President and sole owner of Lumberman's Credit Association of Florida, a leading commercial credit bureau specializing in the builder's market. The Company expects that QCC will be successful in acquiring several credit agencies in 1998. As of March 31, 1998, QCC has not yet acquired any credit agencies, however, it has entered into letters of intent to acquire certain credit agencies.

TRIMAX SYSTEMS CORP.

In March 1998, the Company entered into a letter of intent to acquire TriMax Systems Corp. ("TriMax"), a New York based, computer systems integration firm.

Products and services offered by TriMax range from hardware, specialty software, including E-Commerce and Lotus Notes, to consulting services. TriMax services clients' needs from design and development to implementation of advanced system solutions. TriMax also offers service on new and existing systems and is a Lotus(R) and an IBM(R) Business Partner, marketing mid-range computer systems and PC networks. In addition, TriMax is an authorized Compaq(R), Microsoft(R), Citrix(R) and Novell(R) Network re-seller and an Ironside Technologies Inc. distributor and implementation consultant.

The Company believes that the acquisition of TriMax will complement its existing operations. However, there can be no assurance that the Company will be successful in consummating the acquisition of TriMax.










ITEM 2.     PROPERTIES.

The Company leases a facility in Coconut Creek, Florida consisting of approximately 8,300 square feet of office and research and development space. The Company has a lease through May, 1998, at a base monthly rental of approximately $6,561. Due to the Company's rapid expansion, management is actively pursuing larger facilities for an anticipated move in the summer of 1998.












ITEM 3.     LEGAL PROCEEDINGS.

The Company and its subsidiaries are not parties to any legal proceedings which is expected to have a material adverse effect on the Company, its business or its prospects.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.











                                   PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The Company's shares of Common Stock trades on the OTC Bulletin Board (the "Bulletin Board") under the trading symbol "TRIG". The Common Stock is regularly quoted and traded on the Bulletin Board.

As of March 31, 1998, there were 9,618,616 shares of Common stock issued and outstanding with approximately 850 holders of record of the Company's Common Stock with approximately 1250 beneficial owners.

The following table indicates the high and low bid prices for the Company's Common Stock for the period up to December 31, 1997 based upon information supplied by the Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

                                      HIGH ($)                       LOW ($)
                                     ---------                      ---------
Calendar 1997                         1.62                            .35

January 1 through March 31             .87                            .35
April 1 through June 30               1.00                            .53
July 1 through September 30            .93                            .56
October 1 through December 31         1.62                            .80


                                      HIGH ($)                       LOW ($)
                                     ---------                      ---------
Calendar 1996

January 1 through March 31             .18                             .15
April 1 through June 30                .15                             .12
July 1 through September 30            .17                             .09
October 1 through December 31          .40                             .11


As of March 31, 1998, the closing bid price for the Company's Common Stock was $2.56 per share.

The Company has never paid dividends on its shares of Common Stock and does not expect to pay any in the immediate future. The future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant to the Company's ability to pay dividends.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

The Company's total revenues for the fiscal year 1997 were $5,508,267, which is an increase of $5,206,071 over the Company's fiscal year 1996 revenues of $302,196. The increase resulted primarily from a complete operational cycle, based on the fiscal year of operations, from subsidiary, Engineered Business Systems, Inc., as compared to the 1996 record of operations for the one month period ending December 31, 1996. Reoccurring sales in the CRIS(R) and ACES(TM) product lines constituted 49% of the Company's revenues in the fiscal year 1997. Sales from the ACES(TM) product line contributed 10% of the reoccurring sales for the fiscal year 1997 while the remaining 39% of revenues contributed to reoccurring sales were derived from the CRIS(R) product line. New sales of CRIS(R) products constituted 9% of the Company's revenues for fiscal year 1997 and new sales of ACES(TM) products comprised 8% of the revenues.

Outsourcing revenues accounted for approximately 28% of the Company's revenues in fiscal 1997. Other income, including interest income, comprised the remaining 6% of revenues for the 1997 fiscal year.

The cost of sales was $1,577,249 in fiscal 1997, which was an increase of $1,525,545, over the Company's fiscal year 1996 cost of sales of $51,704. Gross profit as a percentage of revenues was 71% in fiscal 1997. The increase resulted primarily from a complete operational cycle, based on the fiscal year of operations, from subsidiary, Engineered Business Systems, Inc., as compared to the 1996 record of operations for the one month period ending December 31, 1996.

Selling, general and administrative expenses were $2,753,406 in fiscal 1997 compared to $253,247, an increase of $2,500,159 an annualized decrease of 10%. The increase was primarily due to a complete operational cycle, based on the fiscal year of operations, from subsidiary, Engineered Business Systems, Inc., as compared to the 1996 record of operations for the one month period ending December 31, 1996. Management also believes that the increase in selling, general and administrative expenses was due to the increased expenses associated with increased sales as well as continued
and increased investment in its product lines while the decrease on an
annualized basis was due to operational efficiencies.   Non-cash
imputed compensation for the fiscal year 1997 was $138,158 compared to $73,960 for fiscal 1996. The increase was due to the Company's issuance of stock to new consultants for services necessary for the dynamic growth of the company. The non-cash imputed compensation also allowed additional funds to be invested in the Company's existing and developing product lines.

The Company's net income in fiscal year 1997 includes non-cash expenses of approximately $85,483 as compared to the $8,035 for fiscal year 1996. Such expenses were incurred as a result of depreciation and amortization of assets acquired with the acquisition of EBS as well as the goodwill created in the acquisition. The increase of the non-cash expenses was again primarily attributable to the differing length of reporting periods for subsidiary Engineered Business Systems, Inc., due to its acquisition.

Interest expense was $110,182 in 1997, compared to $10,192 in the fiscal year 1996, reflecting interest paid on an 8% promissory note of $1,600,000. The promissory note was issued by the Company in connection with the purchase of the EBS capital stock. Minority interest for the fiscal year 1997 was $24,301 and reflects the 5% of EBS not then owned by the Company.

The Company's net gain before any income tax provision for fiscal year 1997, was $819,488, compared to the net loss of $99,040 for the fiscal year 1996. The increase in the net gain in fiscal year 1997 is primarily attributable to a combination of all the factors discussed above. The Company also had an income tax provision of $226,000, which resulted from the realization of net operating loss carry forwards recoverable in future years. The Company's final net income after tax provisions was $1,045,488 for the fiscal year 1997 as compared to the net loss of $99,040 for the fiscal year ending December 31, 1996.
The increase in the net gain in fiscal year 1997 is primarily attributable to a combination of all the factors discussed above.





Liquidity and Capital Resources

The Company has funded its working capital and capital expenditure requirements with cash provided from operations. The primary source of cash receipts is from payments for CRIS(R), ACES(TM), and outsourcing sales and accounts receivables.

At December 31, 1997, the Company had working capital of $525,009 as compared to working capital of $200,264 at December 31, 1996. The increase is due to the cash flow from the operations of EBS as well as the issuance of common stock and common stock options.

Inflation

To date, inflation has not had a material effect on the Company's business. The Company believes that the effects of future inflation may be minimized by controlling costs and passing any effects of thereof onto the Company's customers.


The Company is including the following cautionary statement in its Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of The Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projects are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs, delays in product development, lack of market acceptance of technology and the availability of capital on terms satisfactory to the Company.
The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.






ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to Financial Statements following Item 13 of this Annual Report for a listing of the financial statements and supplementary data included as part of this report.









ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None











                                   PART III




ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth certain information concerning the Company's current directors and executive officers:

Name                           Age     Position(s) with the Company
--------------------------    -----    ------------------------------------
Vito A. Bellezza               59      Chairman of the Board and Chief
                                             Executive Officer of the
                                             Company and EBS
Harold S. Fischer              60      President of the Company and EBS
                                             and Director of the Company
                                             and EBS
J.D. Talton                    30      Vice President - Finance of EBS
William R. Daniels             39      Vice President - Mortgage Services
                                             and Director of EBS
Rebecca Walzak                 49      Vice President and General Manager
                                             of Consulting Services of EBS
Albert J. Briggs               64      Vice President - Product Development
                                             of EBS
Van Saliba                     40      President of QuickCREDIT Corp.
Peter J. Bellezza              63      Director of the Company
Franz A. Fideli                75      Director of the Company


Officers and directors are elected on an annual basis. The present terms for each director will expire at the next annual meeting of shareholders or at such time as a successor is duly elected. Officers serve at the discretion of the Board of Directors.

Directors are not paid any fees for membership on the Board of Directors, but are reimbursed for out-of-pocket expenses incurred in connection with attending meetings. Vito Bellezza and Peter Bellezza are brothers. Except for the foregoing, there are no family relationships between any of the officers or directors.

The following is a biographical summary of the business experience of the directors and executive officers of the Company:

Vito A. Bellezza Mr. Bellezza serves as CEO and Chairman of the Company, and also serves as CEO of EBS, its operating subsidiary. Mr. Bellezza has previously served as President of Omnicap Corp., a merchant banking firm since June of 1993. Additionally, since 1981, Mr. Bellezza has served as a President of Wealthmasters, a financial planning firm. Mr. Bellezza has served as a licensed sales executive for US Life Equity Sales from 1980 to 1995 and currently for Redstone Securities as a sales representative. Mr. Bellezza served as a sales representative of New
York Life Insurance Co from 1967 until 1996.

Harold S. Fischer Mr. Fischer has served as President of EBS since January 1997, and President of the Company since April 1997. From June 1995 to December 1996, Mr. Fischer was the President of Turnkey Solutions, Inc., a marketing media replication and logistics firm. Previously, Mr.
Fischer served as Vice President with Wang Laboratories, Inc. from
December 1990 to May 1995 as a President of the Commercial Systems
Division of Unisys Corporation from June 1988 through December 1990.
Mr. Fischer has held various executive responsibilities with the Unisys Corporation in his 30 year tenure there. Mr. Fischer also serves as a Director of Triangle and EBS.

J.D. Talton has been EBS' Vice President of Finance since March, 1997 and served as Controller for EBS since 1991. Mr. Talton holds bachelor's degrees in Business Administration from Florida International
University (Finance) and Florida Atlantic University (Accounting).

William R. Daniels Vice President and Director of EBS, manages the Mortgage Services of EBS, while directing corporate projects and visions. Prior to EBS, Mr. Daniels managed the Quality Control function for J. I. Kislak Mortgage Corporation. He chaired the Mortgage Bankers Association of America's Quality Assurance Committee. Mr. Daniels has chaired the California Mortgage Bankers Association's Mortgage Quality and
Compliance Committee.   Mr. Daniels graduated from the Kellogg School
at Northwestern University with a Master's in Management, with honors.
He earned his undergraduate degree in Political Science from Northwestern University.

Rebecca B. Walzak has been the Vice President and General Manager of EBS Consulting Services since February 1998. From May 1994 to February 1998, Ms. Walzak was with Chase Manhattan Mortgage Corp. in the position of First Vice President - Quality Assurance. Previously, Ms. Walzak was with Prudential Home Mortgage's Quality Control program from 1985 to
May 1994 as Regulatory, Compliance and Quality Control Officer. Ms. Walzak currently serves as an executive board member of the Mortgage Bankers Association Quality Assurance Committee.

Albert J. Briggs has been the EBS Vice President of Development since February 1997. From 1986 to June 1991, Mr. Briggs was the Vice President of Customer Support Programs with UNISYS Corp. From July 1991 to January 1997, Mr. Briggs was a consultant providing product development services to various companies.

Van Saliba has been the President of QCC since its inception. Mr. Saliba has been owner and President of Lumberman's Credit Association of Florida. Previously, Mr. Saliba was a certified public accountant and auditor with Deloitte and Touche, LLP.

Peter J. Bellezza Mr. Bellezza has served as a Director of the Company since Prior to joining the Company, Mr. Bellezza served as President and 100% owner of Alpha Systems, Inc., a manufacturer and marketer of high end vacuum valves, from 1968 to 1992. Mr. Bellezza has been a private investor managing his portfolio since 1992.

Franz A. Fideli Mr. Fideli has served as a director of the Company since 1994. Mr. Fideli, a Professional Engineer, has served as President of Arctic Contracting, a heating, ventilation and air conditioning firm since 1985, and currently is owner of Fideli Associates Consulting.

Compliance with Section 16(a) of
The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company during the year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were not satisfied.





Item 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows all the cash compensation paid or to be paid by the Company to the Chief Executive Officer, and all officers who received in excess of $100,000 in annual salary and bonus, for the fiscal years ended December 31, 1997 and 1996:





Summary Compensation Table


                                                                                    Long Term Compensation
                                                                                   ------------------------
                                                     Annual Compensation           Awards           Payouts
                                                   --------------------------------------------------------
            (a)               (b)    (c)       (d)         (e)         (f)      (g)     (h)         (i)
                                                                    Restricted          LTIP     All Other
                                                       Other Annual   Stock   Options/ Payouts Compensation
Name and Principal Position  Year  Salary($)  Bonus($) Compensation  Awards   SARs(#)    ($)       ($)

-----------------------------------------------------------------------------------------------------------


Vito A. Bellezza, CEO        1997  $120,000   $33,000    $  -0-        -0-  200,000<F2>   -0-          <F1>
                             1996    10,000   $  -       $  -0-        -0-      -         -0-          <F1>
Harold S. Fischer, President 1997  $120,000   $23,000    $  -0-        -0-  200,000<F2>   -0-          <F1>
                             1996  $   -      $  -       $  -0-         -



<F1>
Does not include certain automobile expenses and other perquisites which in the aggregate do not exceed the lesser of $50,000 or 10% of the named executive officer's compensation.
<F2>
Includes 200,000 options exercisable at $.875 until October 31, 2002.


The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Executive Officers named in the above Summary Compensation Table.




                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

     (a)             (b)                 (c)                 (d)        (e)
                                 % of Total Options
                                      Options/SARs
            Number of Securities        Granted           Exercise or
             Underlying Option/   to Employees in         Base Price Expiration
Name          SARs Granted (#)     Fiscal Year            (# Share)     Date
-------------------------------------------------------------------------------

Vito A. Bellezza   200,000             29%               $  .875     10/31/2002
Harold S. Fischer  200,000             29%               $  .875     10/31/2002


The following table sets forth certain information with respect to options exercised during the fiscal year ended December 31, 1997, by the Company's Executive Officers named in the Summary Compensation Table, and with respect to unexercised options held by such person at the end of the fiscal year ended December 31, 1997.




Aggregate Option/SAR Exercises In Last Fiscal Year
And Fiscal Year-End Option/SAR Values


                Aggregate Option/SAR Exercises In Last Fiscal Year
                        And Fiscal Year-End Option/SAR Values
       (a)               (b)            (c)                (d)                          (e)
                                                        Number of                     Value of
                                                  Securities Underlying            Unexercised
                                                  Unexercised Options/            In-the-Money
                                                   SARs at FY-End (#)           Options/SARs at
                   Shares Acquired      Value       Exercisable/            FY-End Exercisable/
Name               on Exercise (#)   Realized ($)   Unexercisable              Unexercisable
------------------------------------------------------------------------------------------------


Vito A. Bellezza        0                 0               200,000              $100,000
Harold S. Fischer       0                 0               200,000              $100,000





Employment Agreements

As of January 7, 1998, the Company entered into a two (2) year employment agreement with Vito Bellezza, pursuant to which Mr. Bellezza serves as the Company's Chief Executive Officer. The agreement provides for Mr. Bellezza to receive a salary of $156,000 per annum during the first year and an annual increase as determined in the discretion of the Board of Directors. The agreement also provides for the payment of a quarterly bonus in cash to Mr. Bellezza based upon the Company achieving certain quarterly profit targets. In addition, Mr. Bellezza has been granted the right to purchase ten percent (10%) of the outstanding Common Stock of EBS if EBS (i) files for an initial public offering, (ii) is acquired by another company, (iii) in the event of the death of Mr. Bellezza or (iv) Mr. Bellezza terminates his employment with the Company. Mr. Bellezza is also entitled to reimbursement of business expenses including a car allowance of $800 per month.

As of January 7, 1998, the Company entered into a two (2) year employment agreement with Harold S. Fischer, pursuant to which Mr. Fischer serves as the Company's President. The agreement provides for Mr. Fischer to receive a salary of $156,000 per annum during the first year and an annual increase as determined in the discretion of the Board of Directors. The agreement also provides for the payment of a quarterly bonus in cash to Mr. Fischer based upon the Company achieving certain quarterly profit targets. In addition, Mr. Fischer has been granted the right to purchase ten percent (10%) of the outstanding Common Stock of EBS if EBS (i) files an initial public offering, (ii) is acquired by another company, (iii) in the event of the death of Mr. Fischer or (iv) Mr. Fischer terminates his employment with the Company. Mr. Fischer is also entitled to reimbursement of business expenses including a car allowance of $800 per month.


Stock Option Plans and Agreements

In October 1997, the Board of Directors of the Company adopted the 1997 Employee Stock Option Plan (the "Employee Plan") and the 1997 Officers and Directors Stock Option Plan (the "Directors Plan", collectively the "1997 Plans"). The purpose of the 1997 Plans is to provide an incentive and reward for those directors, executive officers and other key employees in a position to contribute substantially to the progress and success of the Company, to closely align the interests of such individuals with the interests of stockholders of the Company by linking benefits to stock performance and to retain the services of such individuals, as well as to attract new key employees. In furtherance of that purpose, the 1997 Plans authorizes the grant to directors, executives and other key employees of the Company and its subsidiaries of stock options. The 1997 Plans are expected to provide flexibility to the Company's compensation methods, after giving due consideration to competitive conditions and the impact of federal tax laws.

The maximum number of shares of Common Stock with respect to which awards may be granted pursuant to the Director Plan is 600,000 shares and 200,000 shares pursuant to the Employee Plan. Shares issuable under the 1995 Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company.

The 1997 Plans will be administered by a committee consisting of not less than two (2) members of the Board of Directors who are "disinterested" within the meaning of Rule 16b-3 promulgated under the Exchange Act and "outside directors" within the meaning of Section 162(m) of the Code (including persons who may be deemed outside directors by virtue of any transitional rule which may be adopted by the Internal Revenue Service implementing such Section). The Board will determine the persons to whom awards will be granted, the type of award and, if applicable, the number of shares to be covered by the award. During any calendar year no person may be granted under the 1997 Plan, awards aggregating more than 100,000 shares (which number shall be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in capitalization of the Company).

At December 31, 1997, there were 2,775,000 outstanding options to purchase shares of Common Stock at prices ranging from $.05 to $3.50 per share, exercisable through December 31, 1999. Employee Stock Options outstanding as of December 31, 1997 totaled 679,500.




ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of March 31, 1998 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                                                      Title of
Name and Address of       Amount and Nature of        Class or        Percent
Beneficial Owner          Beneficial Ownership <F1>   Series         of Class
---------------------    -------------------------   ----------     ---------


Vito A. Bellezza          4,286,150 <F2>              Common           32.47%
3715 Turtle Run Blvd. #228  100,000 <F3>              Cv. Pfd.           100%
Coral Springs, FL
33067

Peter J. Bellezza           247,500                   Common            1.88%
4250 N A1A, Apt. 506
N. Hutchinson Island, FL 33449

Franz A. Fideli             257,500 <F4>              Common            1.95%
820 Bird Bay Way
Venice, FL  34292

Charles Moche             1,120,000                   Common            8.48%
196 Maple Street
Englewood, NJ  07631

Elaine Oppenheimer          500,000 <F5>              Common            3.78%
466 Golf Course Dr.
Leonia, NJ  07605

Marc Oppenheimer            116,500 <F5>              Common            0.88%
466 Golf Course Dr.
Leonia, NJ 07605

Steven Sherb                500,000                   Common            3.78%
80 Coachman Place West
Muttontown, NY  11791

Harold S. Fischer         3,048,000 <F6>              Common           23.09%
3691 Turtle Run Blvd. #435
Coral Springs, FL
33067

J.D. Talton                  66,000 <F7>              Common            0.50%
4400 West Sample Road
Suite 228
Coconut Creek, FL 33073


Albert J. Briggs             38,275 <F8>              Common            0.29%
7571 Links Court
Sarasota, FL 34243


Rebecca Walzak               17,000                   Common            0.12%
4400 West Sample Road
Suite 228
Coconut Creek, FL 33073


William R. Daniels           51,000 <F9>              Common            0.38%
2088 Augusta
Ft. Lauderdale, FL 33326


Van Saliba                  205,600 <F10>             Common            1.55%
3081 NE 47th Street
Ft. Lauderdale, FL 33308


All Officers and Directors
as a Group                8,217,025                   Common           62.25%



<F1>Unless noted otherwise, all shares indicated as beneficially owned are held of record by, and the right to vote and transfer such shares lies with the person indicated.

<F2>Includes (i) 442,500 shares held of record by Judith Bellezza, the wife of
Mr. Bellezza, (ii) 1,000,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.20 per share, (iii) 500,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.05 per share, (iv) 200,000 shares of Common stock issuable upon the exercise of options at an exercise price of $.875 for a period of five years as part of the Employee Stock Option Plan and (v) 500,000 shares of Common stock issuable upon the exercise of options at an exercise price of $1.875 per share.

<F3>The convertible preferred shares owned by Mr. Bellezza are convertible into 1.5 million common shares until March 26, 1998, thereafter into 1 million shares.

<F4>Includes 200,000 options exercisable until January 23, 1999 at a price of
$.20 per share.

<F5>Elaine Oppenheimer & Marc Oppenheimer are husband & wife.

<F6>Includes (i) 333,000 shares of Common Stock owned by Barbara Fischer, wife of Harold S. Fischer, (ii) 200,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.875 per share and (iii) 500,000 shares of Common stock issuable upon the exercise of options at an exercise price of $1.875 per share.

<F7>Includes 40,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.875 per share.

<F8>Includes 20,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.875 per share.

<F9>Includes 40,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $.875 per share.

<F10>Includes 100,000 shares of Common Stock issuable upon the exercise of options at an exercise price of $1.875 per share.







ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On August 22, 1995, the Company issued 100,000 shares of Class A Convertible Preferred Stock to Vito Bellezza, the Company's Chairman of the Board and Chief Executive Officer in exchange for the payment of $10,000. The shares of Class A Convertible Stock are convertible into an aggregate of 1.5 million shares of the Company's Common Stock for a period of 2.5 years from the date of issue and 1 million shares of Common Stock thereafter.

On October 31, 1995, the Company issued 720,000 shares of Common Stock to Mr. Bellezza for consulting fees and expenses incurred by him and 280,000 shares of Common Stock to Omnicap Corp., a corporation controlled by Mr. Bellezza, for satisfaction of rent and other services provided by Omnicap.

On November 15, 1995, the Company issued 100,000 shares of Common Stock to Mr. Bellezza for services rendered to the Company without compensation during 1995.

On September 4, 1996, the Company issued 350,000 shares of Common Stock to Mr. Bellezza as compensation for settling an outstanding lawsuit against the Company.

On October 31, 1996, the Company issued 275,000 shares of Common Stock to Mr. Bellezza for services rendered to the Company without compensation during 1996.

On January 23, 1997, in exchange for an investment of $100,000 made by Mr. Bellezza, the Company issued (i) a subordinated note in the amount of $50,000,
(ii) options to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.05 per share, and (iii) options to purchase 500,000 shares of the Company's Common Stock at $.20 per share.

On October 30, 1997, the Company issued to each of Messrs. Bellezza and Harold
S. Fischer options under the Officers and Directors Stock Option Plan in the amount of 200,000 shares exercisable for a period of five years at $.875 per share.

During 1997, the Company issued an aggregate of 2,283,000 shares of Common Stock to the Company President and Director, Harold S. Fischer and his wife for the consideration of $743,700.




                                   PART IV


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

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

(b)          Reports on Form 8-K
None





                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                                          Page
                                                                        Number

INDEPENDENT AUDITORS' REPORT...............................................F-2

CONSOLIDATED BALANCE SHEET.................................................F-3

CONSOLIDATED STATEMENTS OF OPERATIONS......................................F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY............................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS......................................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................F-7-15



INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Triangle Imaging Group, Inc. and Subsidiary

We have audited the consolidated balance sheet of Triangle Imaging Group, Inc. and Subsidiary as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triangle Imaging Group, Inc. and Subsidiary as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.








Mazars & Guerard, LLP
Certified Public Accountants

New York, New York
February 13, 1998 and March 10, 1998 as to Notes 1 and 7b









                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 1997


                                   ASSETS
                                   ------

CURRENT ASSETS:
     Cash and cash equivalents                                   $  525,009
     Accounts receivable, net of allowance for
         doubtful accounts of $114,000                              778,555
     Prepaid expenses                                                38,489
     Deferred tax asset                                             263,000
                                                                 ----------
         TOTAL CURRENT ASSETS                                     1,605,053

EQUIPMENT                                                           154,489

GOODWILL                                                          1,639,704

DEFERRED TAX ASSET                                                  130,000

OTHER ASSETS                                                        644,023
                                                                -----------
                                                                $ 4,173,269
                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $404,254
     Deferred revenue                                               390,925
     Due to stockholder                                              50,000
     Deferred tax liability                                          34,000
     Current portion of notes payable                               400,000
                                                                -----------
         TOTAL CURRENT LIABILITIES                                1,279,179

NOTE PAYABLE                                                      1,100,000

DEFERRED TAX LIABILITY                                              133,000

STOCKHOLDERS' EQUITY:
     Preferred stock, Class A, $1.00 par, 1,000,000 shares
         authorized, 10,000 shares issued and
         outstanding                                                 10,000
     Common stock, $.001 par value, authorized
         50,000,000 shares, 9,418,616 shares issued
         and outstanding                                              9,418
     Additional paid-in capital                                   2,915,059
     Accumulated deficit                                          (589,387)
     Stock subscription receivable                                (526,300)
     Deferred compensation                                        (157,700)
                                                                -----------
         TOTAL STOCKHOLDERS' EQUITY                               1,661,090
                                                                -----------
                                                                $ 4,173,269
                                                                ===========

              See notes to consolidated financial statements.






                 TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Years ended December 31,
                                                   -------------------------
                                                       1997        1996
                                                   -----------  ------------
SALES                                              $ 5,508,267  $   302,196

COST OF SALES                                        1,577,249       51,704
                                                   -----------  ------------
GROSS PROFIT                                         3,931,018      250,492

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                              2,753,406      253,247

NON-CASH IMPUTED COMPENSATION EXPENSE                  138,158       73,960

AMORTIZATION EXPENSE                                    85,483        8,035
                                                   -----------  ------------
INCOME (LOSS) FROM OPERATIONS                          953,971      (84,750)

INTEREST EXPENSE, net                                  110,182       10,192
                                                   -----------  ------------
INCOME (LOSS) BEFORE MINORITY INTEREST                 843,789      (94,942)

MINORITY INTEREST                                       24,301        4,098
                                                   -----------  ------------
INCOME (LOSS) BEFORE INCOME TAX PROVISION              819,488      (99,040)

PROVISION FOR INCOME TAXES                            (226,000)        -

NET INCOME (LOSS)                                  $ 1,045,488  $   (99,040)
                                                   ===========  ============

NET INCOME (LOSS) PER SHARE:
     Basic                                         $    0.13    $     (0.03)
                                                   ===========  ============
     Diluted                                       $    0.11    $     (0.03)
                                                   ===========  ============

NUMBER OF SHARES USED IN COMPUTATION:
     Basic                                          8,224,044     3,956,415
                                                   ===========  ============
     Diluted                                        9,941,700     3,956,415
                                                   ===========  ============


                  See notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                           TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             YEARS ENDED DECEMBER 31, 1996 AND 1997

                                 Preferred Stock     Preferred Stock
                                     Class A             Class B              Common Stock
                                 ----------------   ----------------       ------------------
                                 Shares    Amount   Shares    Amount       Shares      Amount
                                 ------    ------   ------    ------       ------      ------


BALANCE - December 31, 1995      10,000  $ 10,000     -       $   -       3,492,166   $ 3,492
    Shares issued for services     -          -       -           -         961,000       961

    Shares issued for legal
         settlement                -          -       -           -         350,000       350
    Shares issued in
         acquisition of EBS        -          -       -           -         500,000       500
    Shares issued for
         settlement of debt        -         -        -           -         350,000       350
    Cancellation                   -         -        -           -       (500,000)     (500)
    Cancellation of
         treasury stock            -         -        -           -            -          -
    Sale of options                -         -        -           -            -          -
    Shares sold                    -         -      75,000      300,000        -          -
    Dividend payable               -         -        -           -            -          -

    Net loss                       -         -        -           -            -          -
                                 ------    ------   ------    ------       ------      ------


BALANCE - December 31, 1996      10,000    10,000   75,000      300,000   5,153,166     5,153
    Shares issued for services     -         -        -           -          33,200        33
    Shares issued for
         deferred compensation     -         -       -            -         650,000       650
    Shares sold                    -         -       -            -       2,557,250     2,557
    Conversion of
         preferred stock           -         -    (75,000)     (300,000)  1,500,000     1,500
    Shares issued for purchase
         of minority interest      -         -       -            -          75,000        75
    Shares purchased
         and retired               -         -       -            -        (550,000)     (550)
    Options issued for services    -         -       -            -            -           -
    Amortization of
         deferred compensation     -         -       -            -            -           -
    Cash received on
         stock subscription        -         -       -            -            -           -
    Net income                     -         -       -            -            -           -
    Dividends paid                 -         -       -            -            -           -
                                  ------    ------   ------    ------       ------      ------

BALANCE - December 31, 1997       10,000  $ 10,000   -        $   -       9,418,616   $  9,418
                                ========= ========= =======  ========     =========  =========







                                                   Stock                           Total
       Paid-In     Accumulated    Deferred     Subscription    Treasury        Stockholders'
       Capital       Deficit    Compensation    Receivable       Stock            Equity
       --------    -----------  ------------   -------------   --------        -------------


     1,480,727    $ (1,527,944)  $    -        $    -       $  (12,115)      $     (45,840)
        96,199          -             -             -              -                97,160
        34,650          -             -             -              -                35,000
        34,500          -             -             -              -                35,000
        18,150          -             -             -              -                18,500
           500          -             -             -              -                   -
       (12,115)         -             -             -           12,115                 -
        70,000          -             -             -              -                70,000
           -            -             -             -              -               300,000
           -            (2,000)       -             -              -                (2,000)
           -           (99,040)       -             -              -                99,040
       --------    -----------  ------------   -------------   --------        -------------

     1,722,611      (1,628,984)       -             -              -               408,780

        17,065          -             -             -              -                17,098
       173,350          -         (174,000)         -              -                  -
       878,393          -             -         (768,700)          -               112,250
       298,500          -             -             -              -                  -
        53,175          -             -             -              -                53,250
      (278,035)         -             -             -              -              (278,585)
        50,000          -          (50,000)         -              -                  -
          -             -           66,300          -              -                66,300
          -             -             -         242,400            -               242,400
          -         1 ,045,488        -             -              -             1,045,488
          -             (5,891)       -             -              -                (5,891)
       --------    -----------  ------------   -------------   --------        -------------

      2,195,059    $  (589,387)  $(157,700)  $ (526,300)      $    -          $  1,661,090
     ===========  =============  ============  ==========     ===========   ==============








                    TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended December 31,
                                                   -------------------------
                                                       1997          1996
                                                   -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                $ 1,045,488  $   (99,040)
  Adjustment to reconcile net income (loss)
     to net cash provided by operating activities
     (net of effects of acquisition):
         Depreciation                                  142,203        7,445
         Amortization of goodwill                       85,483        8,035
         Shares issued for services                     83,398       73,962
         Shares issued for legal settlement                -          35,000
         Minority interest                               24,301        4,098
  Changes in assets and liabilities:
     Increase in accounts receivable                  (408,687)     (39,994)
     Decrease (increase) in prepaid expenses            (7,214)     (25,800)
     Increase in deferred tax asset                   (393,000)         -
     Increase in other assets                         (366,226)         -
     Increase in accounts payable and
          accrued expenses                             133,079       33,963
     Increase in deferred tax liability                167,000
     Increase in deferred revenue                       43,722       32,140
                                                   -----------  ------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        549,547       29,809
                                                   -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisition,
          net of cash acquired                          10,000     (221,894)
     Purchase of equipment                            (104,976)     (12,522)
CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES        (94,976)    (234,416)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock                       354,650         -
     Proceeds from sale of options                        -          50,000
     Proceeds from sale of preferred stock                -         300,000
     Cost of purchasing and retiring stock            (278,585)        -
     Dividends paid                                     (5,891)        -

     Repayment of debt                                (200,000)        -

     Increase (decrease) in due to stockholders           -           3,500
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (129,826)     403,500
                                                   -----------  ------------
NET INCREASE IN CASH                                   324,745      198,893
CASH - BEGINNING OF YEAR                               200,264        1,371
                                                   -----------  ------------
CASH - END OF YEAR                                 $   525,009   $  200,264
                                                   ===========  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
          Interest                                 $   121,976   $     -
                                                   ===========  ============
          Taxes                                    $     8,000   $     -
                                                   ===========  ============
     Non cash financing and investing activities:
          Issuance of common stock
             in connection with
             acquisition of EBS                    $      -      $   78,200
                                                   ===========  ============
          Issuance of common stock
             for cancellation of debt              $      -      $   18,500
                                                   ===========  ============
          Issuance of debt in connection
             with acquisition of EBS               $      -      $1,600,000
                                                   ===========  ============
          Dividend payable                         $      -      $    2,000
                                                   ===========  ============
          Issuance of debt in connection
             with purchase of minority interest    $   100,000   $     -
                                                   ===========  ============
          Shares subject to subscription
             receivable                            $   768,700   $     -
                                                   ===========  ============
          Issuance of common stock in
             connection with purchase
             of minority interest                  $    53,250   $     -
                                                   ===========  ============
          Issuance of options for services         $    50,000   $     -
                                                   ===========  ============


                     See notes to consolidated financial statements.









                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

1.     BUSINESS

Triangle Imaging Group, Inc. and Subsidiary (the "Company"), formerly known as The Triangle Group, Inc., formerly Benefit Performance of America, Inc. was incorporated under the laws of the State of Florida on December 12, 1984. From 1992, during which the Company ceased its previous business, through December 1996, the Company did not have any operations. On December 2, 1996, the Company acquired 95% of the outstanding stock of Engineered Business Systems, Inc. ("EBS") and on December 31, 1997 the remaining 5% of EBS was purchased by the Company (see Note 10). On February 27, 1998 the Company formed QuickCREDIT Corp., a Florida corporation, for the purpose of acquiring and developing Credit Reporting Agencies. On March 10, 1998 the Company announced a Letter of Intent to acquire TriMax Systems, Corp., a New York based full service systems integration firm.

EBS designs, develops and sells windows based software systems for both the mortgage quality control and the credit reporting industries. Additionally, the outsourcing division processes quality control files for mortgage banks.

QuickCREDIT Corp. was formed for the purpose of acquiring and consolidating credit reporting companies.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiary, EBS. All material intercompany transactions have been eliminated.

Cash and Cash Equivalents

The Company classifies as cash equivalents highly liquid temporary investments with an original maturity of three months or less when purchased.

Equipment

Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using various accelerated methods which approximates economic depreciation.

Goodwill

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

Revenue Recognition

Revenue from software sales is generally recognized upon execution of a sales contract, the delivery of the software and completion of the major portion of the contract requirement.


Research and Development

Research and development costs are expensed as incurred. These costs primarily consist of fees paid for the development of the Company's software.

Minority Interest

Minority interest represents the minority stockholders' proportionate share of the equity in EBS which was 5%. In 1997, the Company purchased the minority interest.

Accounting Estimates

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, receivables, and accrued expenses approximate fair value based on the short-term maturity of these instruments.


Stock Based Compensation

The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and has adopted the disclosure-only option under SFAS No. 123, as of December 31, 1995.

Accounting of Long - Lived Assets

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 1997, the Company believes that there has been no impairment of its long-lived assets.




Earnings (Loss) Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS No. 128"), which became effective for both interim and annual financial statements for periods ending after December 15, 1997. FAS No. 128 requires a presentation of "Basic" and (where applicable) "Diluted" earnings per share. Generally, Basic earnings per share are computed on only the weighted average number of common shares actually outstanding during the period, and the Diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result. Furthermore, FAS No. 128 requires the restatement of prior period reported earnings per share to conform to the new standard.

Software Development Costs

The Company has capitalized software costs included in Other Assets which totaled $419,431 at December 31, 1997. The capitalization of such costs is in accordance with SFAS No. 86. Amortization is computed on an individual product basis and has been recognized for those products available for market based on their estimated economic lives.

Accounting for Income Taxes

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


Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable.
Concentrations of credit risk with respect to trade receivables include concentrations of trade account from software products users.








3.     EQUIPMENT

Equipment at December 31, 1997 consisted of the following:

                                     Estimated useful
                                          lives
                                     ------------------
Computer hardware                          5-7                    $ 510,334
Computer software                           5                       140,751
Office furniture                            7                        68,479
Office equipment                           5-7                      111,574
                                                                   --------
                                                                    831,138
Less: Accumulated depreciation                                      676,649
                                                                   --------
                                                                  $ 154,489



4.     DEFERRED REVENUE

At December 31, 1997, deferred revenue of $390,925 represents the unearned portion of sales related to software maintenance agreements. Deferred revenue is recognized as income on a straight - line basis over the service contract terms which are generally for renewable twelve month periods.

5.     DUE TO STOCKHOLDER

Amounts due to stockholder are non-interest bearing advances which are repayable on demand.

6.     NOTES PAYABLE

On December 2, 1996 in connection with the acquisition of EBS, the Company entered into a $1,600,000 promissory note with the former stockholders of EBS. The note presently bears interest at a rate of 8 1/4% per annum with the interest rate determined annually, at a rate per annum equal to the Prime Rate less one quarter percent, with a minimum and maximum rate of 8% and 9% per annum, respectively. Payments of interest only were due and payable on the first day of January, February, March and April 1997, thereafter principal is payable in equal installments of $25,000 each, together with interest, commencing in May 1997 through January 2000 when all outstanding principal and interest is due.

The note is secured by a Stock Pledge Agreement and a Security Agreement. Under the Stock Pledge Agreement, the Company agreed to pledge all of its stock of EBS as security for the note. Additionally, under the Security Agreement, the note is collateralized by all assets of the Company.

Principal payments under the note through January 2000 are as follows:

                          1998                   $  300,000
                          1999                      300,000
                          2000                      800,000

In December 1997, in connection with the purchase of the 5% minority interest of EBS the Company entered into a promissory note for $100,000 payable in four equal installments of $25,000 payable on the fifteenth of each month from February through May 1998.




7.     STOCKHOLDERS' EQUITY

a.     In December 1996, the Company sold for $300,000,  75,000 shares of
Class B, $1.00 par value convertible preferred stock.   The shares paid
cumulative dividends at the rate of 8% per year and were convertible into 1,500,000 shares of common stock. In May 1997, all such shares were converted into 1,500,000 shares of common stock.

b. In April 1997, pursuant to stock subscription agreements, the President of the Company, his wife, and the wife of the Chairman subscribed to 2,333,000 shares of common stock for a total value of $768,700. As of March 10, 1998, the amount was paid in full.

c. In July 1997, the Company purchased 500,000 shares of the Company's common stock from the original sellers of EBS for $233,000. In December 1997, the Company purchased 50,000 shares of common stock on the open market for $45,583. All said shares have been retired, and accordingly, the costs have been charged against additional paid-in capital.

d. In December 1997, the Company entered into an agreement with the individuals representing the minority interest of EBS. The agreement provides for Triangle to purchase the minority interest of EBS in exchange 75,000 shares of common stock and a note payable for $100,000.



8.     INCOME TAXES

During the year ended December 31, 1997, the Company determined that the realization of its net operating loss carryforwards was probable, and accordingly, recorded the tax asset expected to be recovered in future years. At December 31, 1997, the Company recorded a $393,000 deferred tax asset with $263,000 recorded as a current asset, which represents the portion of the net operating loss carryforward expected to be utilized in the next twelve months. At December 31, 1997 the Company recorded a $167,000 deferred tax liability with $34,000 recorded as a current liability which represents the tax effects of the annual amortization attributed to the temporary timing difference. The following table gives the components of the Company's deferred tax asset and liability at December 31, 1997:

Temporary difference - liability                $                (167,000)

Net operating loss carryforward                                   393,000

The income tax provision consisted of the following:

                                                 Year Ended December 31,
                                                --------------------------
                                                   1997            1996
                                                ---------       ----------
       Deferred                                 $ 226,000            -
                                                =========       ==========








The provision for income taxes (benefits) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                  Year Ended December 31,
                                                --------------------------
                                                    1997          1996
                                                 -----------   -----------
Income tax (benefit) computed at statutory rate  $ 287,000      $ (176,108)

State tax                                           41,000           -

Effect of permanent difference                      74,000          35,000

Tax benefit not recognized                            -            141,108

Tax benefit recognized                            (628,000)          -
                                                  ----------   -----------

Provision for income taxes (benefit)             $(226,000)    $     -
                                                  =========    ============

The Company has net operating loss carryforwards for tax purposes totaling approximately $980,000 at December 31, 1997 expiring in the years 2005 to 2011. Substantially all of the carryforwards are subject to limitations on annual utilization because there are "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership. The annual limitation is based on the value of EBS as of the date of the ownership change multiplied by the applicable Federal Long Term Tax Exempt Bond Rate. In April 1997 the Company triggered a section 382 net operating loss limitation on the cumulative net operating loss carryforwards. Utilization of such net operating losses are limited to $650,000 per annum.





9.     COMMITMENTS

The Company leases office space in Coconut Creek, Florida. At December 31, 1997, the future minimum lease payments under the operating leases which expire in May 1998 will be $31,000. Rent expense was $79,869 for the year ended December 31, 1997 and $6,000 for the year ended December 31, 1996.

The Company has employment agreements with two officers and an employee of the Company. The agreements expire in January 1998 and January 2000. Minimum commitments under these agreements are as follows:

                        1998                 $       126,600

                        1999                          26,600
                        2000                          10,550

The agreements also provide for incentive bonuses based on profit criteria and the payment of various expenses. In addition, the agreement with the President and CEO of EBS entitles each of them to receive 10% of the outstanding stock of EBS. Additionally, the Company has guaranteed the sale of the Chairman's house in an amount equal to an MAI appraisal.

Effective July 1, 1997, the terms of the employment agreements with the Company's President and Chairman were amended. For each, their ownership of 10% of EBS was replaced with options to purchase 10% of the shares of EBS. Accordingly, the minority interest associated with their ownership was reclassified against goodwill.




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

Purchase Price, including acquisition costs        $        2,620,915

Liabilities assumed                                           454,159

Assets acquired                                            (1,146,561)
                                                  --------------------
Goodwill                                           $        1,928,513
                                                  ====================


Accumulated amortization on goodwill at December 31, 1997 was $93,518.

The results of operations for EBS for the period December 2, 1996 to December 31, 1996 are included in the accompanying consolidated financial statements for the year ended December 31, 1996.

The following schedule combines the unaudited pro forma results of operations of the Company and EBS for the year ended December 31, 1996 as if the acquisition had occurred on January 1, 1996 and includes such adjustments which are directly attributable to the acquisition. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on January 1, 1996.



                                                      Year Ended
                                                      December 31,
                                                         1996
                                                    -----------------
Net sales                                              $3,296,325

Net income                                              $ 155,027

Net income per share                                       $ 0.04

Shares used in computation                              3,956,415



In December 1997, the Company purchased the 5% minority interest of EBS for 75,000 shares of common stock and a note payable for $100,000. The common stock was valued at its fair market value on the date of the agreement.
The total cost $153,250 was recorded as additional goodwill.






11.     STOCK OPTIONS

In September 1997, the Company adopted two stock option plans authorizing the issuance of options covering 900,000 shares of the Company's common stock. Officers and Directors are eligible to participate in the Officers and Directors Stock Option Plan covering 600,000 shares while key employees are eligible to participate in the Employee Stock Option Plan covering 300,000 shares. Participants receive incentive stock options pursuant to the Plan. Options granted under the Employee Stock Option Plan are exercisable for a period of not more than ten years from the inception of the Plan. Options granted under the Officers and Directors Stock
Option Plan are exercisable for a period of not more than five years from the inception of the Plan. Selection of participants, allotment of shares, determination of exercise price and other conditions of the granting of options will be determined by the Company. Additionally, the Plan provides that no options may be issued at an exercise price which is less than the fair market value of the Company's common stock on the date of grant.

The Company has outstanding stock options as follows:

                                     Plan Options        Non-Plan Options
                                  ------------------  ----------------------
Outstanding at December 31, 1996     -          -     2,100,000    $.05-$.20

Option grants                     680,000    $.875      750,000  $.625-$3.50
                                  ------------------  ----------------------
Outstanding at December 31, 1997  680,000    $.875    2,850,000   $.05-$3.50
                                  ==================  ======================



At December 31, 1997, all of the 2,850,000 Non-Plan options were immediately exercisable and the 680,000 Plan options are exercisable beginning September 1, 1998.





12.     ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

In fiscal 1996, the Company adopted the disclosure provisions SFAS No. 123, "Accounting for Stock-Based Compensation". For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 1997 and 1996: annual dividends of $0; expected volatility of 50%; risk-free interest rate of 7% and expected life of five years. The weighted average fair value of stock options granted during the years ended December 31, 1997 and 1996 was $.37 and $.07, respectively. If the Company had recognized compensation cost for stock options in accordance with SFAS No. 123, the Company's proforma net income (loss) and net income (loss) per share would have been $522,378 and $.06 per share for the fiscal year ended December 31, 1997 and $(259,948) and $(.07) per share for the fiscal year ended December 1, 1996.




13.     EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator underlying the earnings per share computations:

                                         For the Year ended December 31, 1997

                                      Income          Shares        Per Share
                                   (Numerator)     (Denominator)      Amount

Net Income                         $1,045,488

Preferred stock dividends              (5,891)

Basic EPS:

Income available to
     common shareholders           $1,039,597        8,224,044         $.13

Effective of Dilutive Securities:

Options                                              1,417,656

Diluted EPS:

Income available to common
     shareholders and assumed
     conversions                   $1,039,597        9,641,700        $.10
                                   ==========        =========        =====

Other potentially dilutive securities outstanding at December 31, 1997, excluded from the computation because their effect is antidilutive, include 1,280,000 shares issuable pursuant to outstanding options.

                                         For the Year ended December 31, 1996

                                      Income          Shares        Per Share
                                   (Numerator)     (Denominator)      Amount

Net Income                         $  (99,040)

Preferred stock dividends              (2,000)

Basic EPS:

Income available to
     common shareholders           $ (101,040)      3,956,415         $(.03)
                                   ===========      =========         ======



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  Coconut Creek, Florida
           April 14, 1998

TRIANGLE IMAGING GROUP, INC.

By: /s/ Vito A. Bellezza
     Vito A. Bellezza
     Chairman of the Board, Chief Executive Officer
 and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                         Title                              Date


/s/ Vito A. Bellezza    Chairman of the Board,                  April 14, 1998
Vito A. Bellezza          Chief Executive Officer
                          and Principal Accounting Officer


/s/ Harold S. Fischer   President and Director                  April 14, 1998
Harold S. Fischer


/s/ Peter Bellezza      Director                                April 14, 1998
Peter Bellezza


/s/ Franz A. Fideli     Director                                April 14, 1998
Franz A. Fideli



[FISCAL-YEAR-END]12/31/1997
[PERIOD-START]1/1/1997
[PERIOD-END]12/31/1997
[PERIOD-TYPE]YEAR
[CASH]525,009
[SECURITIES]0
[RECEIVABLES]892,555
[ALLOWANCES]114,000
[INVENTORY]0
[CURRENT-ASSETS]1,605,053
[PP&E]831,138
[DEPRECIATION]676,649
[TOTAL-ASSETS]4,173,269
[CURRENT-LIABILITIES]1,279,179
[BONDS]1,100,000
[COMMON]9,418
[PREFERRED-MANDATORY]0
[PREFERRED]10,000
[OTHER-SE]1,641,672
[TOTAL-LIABILITY-AND-EQUITY]4,173,269
[SALES]5,508,267
[TOTAL-REVENUES]5,508,267
[CGS]1,577,249
[TOTAL-COSTS]1,577,249
[OTHER-EXPENSES]0
[LOSS-PROVISION]0
[INTEREST-EXPENSE]110,182
[INCOME-PRETAX]819,488
[INCOME-TAX](226,000)
[INCOME-CONTINUING]1,045,488
[DISCONTINUED]0
[EXTRAORDINARY]0
[CHANGES]0
[NET-INCOME]1,045,488
[EPS-PRIMARY].13
[EPS-DILUTED].11