Form 10-Q
period 1998-03-31
TRIANGLE IMAGING GROUP INC
filed 1998-05-12
CIK 764763

Form 10-QSB
Securities and Exchange Commission
Washington DC 20549

|X| Quarterly Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1998

or

|_| Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

For the transition period from ________________ to _________________

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

Yes |X| No |__|

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of April 6, 1998 was 11,419,513 shares.



Triangle Imaging Group, Inc.
Index

Part I

Financial Information

Item 1

Financial Statements

Consolidated Balance Sheet
March 31, 1998

Consolidated Statement of Operations
For the Three Months Ended March 31, 1998 and 1997

Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 1998 and 1997

Notes to Financial Statements


Item 2

Management's Discussion and Analysis




Part II

Other Information

Signatures




Part I
Financial Information


Item 1
Financial Statements


                 Triangle Imaging Group, Inc. and Subsidiary
                         Consolidated Balance Sheet
                                 (Unaudited)

                                   Assets

                                                           March 31, 1998

CURRENT ASSETS:

Cash and cash equivalents                                       1,203,158
Accounts receivable, net of allowance for doubtful
accounts of $130,000                                            1,073,578
Prepaid expenses                                                   38,489
Deferred tax asset                                                156,000
TOTAL CURRENT ASSETS                                            2,471,225
EQUIPMENT                                                         169,323
GOODWILL                                                        1,618,039
DEFERRED TAX ASSET                                                130,000
OTHER ASSETS                                                      915,654

TOTAL ASSETS                                                    5,304,241


                      Liabilities and Stockholders' Equity

CURRENT LIABILITIES:

Accounts payable and accrued expenses                             519,019
Deferred revenue                                                  313,413
Due to stockholders                                                50,000
Deferred tax liability                                             34,000
Current portion of note payable                                   375,000

TOTAL CURRENT LIABILITIES                                       1,291,432

NOTE PAYABLE                                                    1,025,000
DEFERRED TAX LIABILITY                                            133,000
STOCKHOLDERS' EQUITY:
Preferred stock, Class A, $1.00 par, 1,000,000
     shares authorized, 10,000 shares issued and
     outstanding                                                   10,000
Common stock, $.001 par value,
     authorized 50,000,000 shares: 9,919,513
     issued and outstanding                                         9,920
Additional paid-in capital                                      3,300,317
Accumulated deficit                                              (318,628)
Stock subscription receivable                                     (25,050)
Deferred compensation                                            (121,750)
TOTAL STOCKHOLDERS' EQUITY                                      2,854,809

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      5,304,241

See notes to financial statements.





                 Triangle Imaging Group, Inc. and Subsidiary
                     Consolidated Statement of Operations
                                   (Unaudited)

                                                Three months ended
                                                     March 31,

                                               1998            1997
SALES                                    $  1,687,365   $   1,111,221
COST OF SALES                                 275,781         244,055
GROSS PROFIT                                1,411,584         867,166
SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                 942,770         694,591
NON-CASH IMPUTED COMPENSATION EXPENSE          49,640          13,375
AMORTIZATION OF GOODWILL                       21,665          24,106
INCOME FROM OPERATIONS                        397,509         135,094
INTEREST EXPENSE                               19,752          19,486
INCOME BEFORE MINORITY INTEREST AND
     INCOME TAX PROVISION                     377,757         115,608
MINORITY INTEREST                                -             26,141
NET INCOME BEFORE INCOME TAX PROVISION        377,757          89,467
PROVISION FOR INCOME TAXES                    107,000            -
NET INCOME                               $    270,757   $      89,467
NET INCOME PER SHARE:
     Basic                               $       0.03   $        0.02
     Diluted                             $       0.02   $        0.01
NUMBER OF SHARES USED IN COMPUTATION:
     Basic                                  9,668,160       5,533,332
     Diluted                               12,096,077       7,155,275

See notes to financial statements.




                   Triangle Imaging Group, Inc. and Subsidiary
                      Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                Three months ended
                                                     March 31,
                                               1998            1997


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                           $   270,757      $    89,467
     Adjustment to reconcile net
     income to net cash provided
     by operating activities:
          Depreciation                         31,419           25,256

     Amortization of goodwill                  21,665           24,106
     Non-cash imputed compensation             49,640           13,375
     Minority interest                         26,141

Changes in assets and liabilities:
     Increase in accounts receivable         (295,023)         (36,104)
     Decrease in prepaid expenses              13,096
     Decrease in deferred tax asset           107,000
     Increase in other assets                (285,321)          (1,055)
     Increase in accounts payable
          and accrued expenses                114,765          144,780
     Decrease in deferred revenue             (77,512)         (75,784)

CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                     (62,610)         223,278

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                    (46,253)         (30,327)
CASH USED IN INVESTING ACTIVITIES             (46,253)         (30,327)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock              396,411             -
     Decrease in stock subscription
          receivable                          501,250             -
     Payment of debt                         (100,000)            -
     Cost of purchasing and
          retiring stock                      (10,649)            -
CASH PROVIDED FROM INVESTING ACTIVITIES       787,012             -
NET INCREASE IN CASH                          678,149          192,951
CASH - BEGINNING OF PERIOD                    525,009          200,264
CASH - END OF PERIOD                     $  1,203,158    $     393,215

See notes to financial statements.



                  Triangle Imaging Group, Inc. and Subsidiary
                        Notes to Financial Statements
                                 (Unaudited)

1
Basis of Presentation

The accompanying unaudited consolidated financial statements of Triangle Imaging Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2
Earnings Per Share

Basic earnings per share are computed on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result. The earnings per share for the prior period have been restated to conform with the Company's adoption of FAS No. 128.

3
Stockholders' Equity

On March 24, 1998, the CEO of the Company notified the Company of his intent and converted 10,000 shares of Class A Preferred Stock into 1,500,000 shares of common stock.


Item 2
Management's Discussion and Analysis of Financial Condition

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997

Triangle Imaging Group's, Inc. (the "Company") total revenues for the first quarter of 1998 were $1,687,365, which is an increase of 52% over the Company's first quarter 1997 revenues of $1,111,221. Management believes the increase resulted from increased software revenues, reoccurring revenues, and the sale of services, which can be attributed an increase in the Company's sales force as well as low interest rates, record high home resales and increased consumer spending and debt accumulation.

Reoccurring revenues in the CRIS(TM) and ACES(TM) product lines constituted 47% of the Company's revenues in the first quarter 1998. Revenues from the ACES(TM) product line contributed 13% of the reoccurring revenues for the first quarter 1998 while the remaining 34% of revenues contributed to reoccurring revenues were derived from the CRIS(TM) product line. Reoccurring revenues consist of annual software maintenance contracts, technical support revenues, software purchased on a per report basis and monthly software rental programs. New sales of CRIS(TM) products constituted 3% of the Company's revenues for first quarter 1998 and new sales of ACES(TM) products comprised 18% of the revenues. Outsourcing revenues accounted for approximately 31% of the Company's revenues in first quarter 1998.
Other income, including interest income, comprised the remaining 1% of revenues for the first quarter 1998.

The cost of revenues was $275,781 in first quarter 1998, which was a 5% cost of revenues decrease from the Company's first quarter 1997 costs of $244,055. Gross profit, $1,411,584, as a percentage of revenues was 84% in first quarter 1998 as compared to the 79%, or $867,166, for the first quarter 1997. The decrease in costs and increase in gross profit resulted primarily from an increase in operational efficiency and management's increased involvement in and control of profit margins.

Selling, general and administrative expenses were $942,770 in first quarter 1998 compared to $694,591, a 35% increase of $248,179 and a cost of revenues decrease of 7%. Management believes that the monetary increase in selling, general and administrative expenses was due to the increased expenses associated with increased sales as well as continued and increased investment in its product lines while the decrease as a percentage of revenues was due to greater operational efficiencies. Non-cash imputed compensation for the first quarter 1998 was $49,640, a 271% increase compared to $13,375 for first quarter 1997. The increase was due to the Company's issuance of stock, during calendar year 1997, to consultants for services necessary for the dynamic growth of the company. The non-cash imputed compensation also allowed additional funds to be invested in the company's existing and developing product lines.

The Company's net income in first quarter 1998 includes a 12% increase in non-cash expenses of approximately $71,305 and a provision for income taxes of $107,000 as compared to non-cash expenses of $63,622 for first quarter 1997. Such expenses were incurred as a result of depreciation and amortization of assets acquired with the acquisition of EBS as well as the Goodwill created in the acquisition. The increase of the non-cash expenses was again primarily attributable increased monetary cost of revenues. While the Company currently holds a $984,000 net operating loss carry forward, of which $657,000 is available for the 1998 fiscal year, the creation of a provision for income taxes is required due to the current high level of earned income.

Interest expense was $19,752 in first quarter 1998, compared to $19,486 in the first quarter 1997, reflecting interest paid on a promissory note of $1,600,000. The promissory note, which is an 8.25%, plus $25,000 per month of principle, note with a $775,000 balloon payment due 2/1/00, is held by the selling shareholders of EBS, created during the sale of stock to Triangle Imaging Group, Inc. Minority interest for the first quarter 1998 was eliminated by the Company acquiring the remaining 5% of the outstanding shares of Engineered Business Systems Inc. The acquisition completed on December 31, 1997 involved the Company purchasing the remaining 5% of the shares of Engineered Business Systems, Inc. from three minority interest holders with a combination of cash and stock.

The Company's net gain before any income tax provision for first quarter 1998 was $377,757, a 322% increase from the net gain before any income tax provision for first quarter 1997 of $89,467. The Company's final net income after tax provisions increase of 202% was $270,757 for the first quarter 1998 as compared to the final net income after tax of $89,467 for the first quarter 1997. The increase in the net gains in first quarter 1998 is primarily attributable to a combination of all the factors discussed above.

Liquidity and Capital Resources

The Company has funded the vast majority of its working capital and capital expenditure requirements with cash provided from operations. The primary source of cash receipts is from payments for CRIS(TM), ACES(TM), and outsourcing revenues and accounts receivables. The management of the company believes cash flows from continuing operations will be sufficient to fund expenditures into the foreseeable future.

At March 31, 1998, the Company had working capital of $1,203,158 an increase of 206% from the working capital balance of $393,000 as of March 31, 1997. The March 31, 1998 working capital was derived from and accumulation of $335,000 from operating cash flows as well as an accumulation of $868,158 raised through the sale of private placement shares of common stock. The increase is due to the improved cash flow from the increased revenues of EBS and the issuance of additional private stock and common stock options.







Part II
Other Information


Item 6
Exhibit and Reports on Form 8-K

A. Exhibits
None.

B. Report on Form 8-K
None.







Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Triangle Imaging Group, Inc.


Dated: _________________ By: _____________________________________
                             /s/ Vito A. Bellezza
                             Chairman of the Board, Chief Executive Officer,
                                and Chief Financial Officer