Form 10QSB
period 1998-06-30
TRIANGLE IMAGING GROUP INC
filed 1998-08-13
CIK 764763

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1998

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

                  Yes |X|                        No  | |

     The number of shares of registrant's Common Stock, $.001 par value, outstanding as of June 30 1998 was 12,850,265 shares.

                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                          Number

PART I -- FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Consolidated Balance Sheet --
                       June 30, 1998...........................................3

                  Consolidated Statement of Operations --
                       For the Six and Three Months
                       Ended June 30, 1998 and 1997............................4

                  Consolidated Statement of Cash Flows --
                       For the Six and Three Months
                       Ended June 30, 1998 and 1997............................5

                  Notes to Financial Statements..............................6-7

         Item 2.  Management's Discussion and Analysis......................8-10

PART II -- OTHER INFORMATION..................................................11

SIGNATURES....................................................................12

PART 1 -- FINANCIAL INFORMATION

Item 1.  Financial Statements


                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                     ASSETS
                                     ------
                                                                     June 30,
                                                                       1998
                                                                 ---------------
CURRENT ASSETS:
     Cash and cash equivalents                                  $       827,409
     Accounts receivable, net of allowance for doubtful
         accounts of $63,000                                          1,754,036
     Prepaid expenses                                                    62,489
     Deferred tax asset                                                 122,000
                                                                 ---------------
         TOTAL CURRENT ASSETS                                         2,765,934

EQUIPMENT                                                               278,754

GOODWILL                                                              3,429,294

OTHER ASSETS                                                          1,251,659
                                                                 ---------------
                                                                $     7,725,641
                                                                 ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                      $     1,045,889
     Bank line of credit                                                 39,533
     Deferred revenue                                                   324,248
     Due to stockholders                                                 50,000
     Current portion of note payable                                    400,000
                                                                 ---------------
         TOTAL CURRENT LIABILITIES                                    1,859,670

NOTE PAYABLE                                                            925,000

DEFERRED TAX LIABILITY                                                    3,000

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value,
         authorized 50,000,000 shares: 12,850,265
         issued and outstanding                                          12,851
     Additional paid-in capital                                       5,115,398
     Accumulated deficit                                                (79,428)
     Stock subscription receivable                                      (25,050)
     Deferred compensation                                              (85,800)
                                                                 ---------------
         TOTAL STOCKHOLDERS' EQUITY                                   4,937,971
                                                                 ---------------
                                                                $     7,725,641
                                                                 ===============

                       See notes to financial statements.



                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  Three months ended               Six months ended
                                                        June 30,                        June 30,
                                              -----------------------------    ----------------------------
                                                  1998             1997            1998             1997
                                              ------------     ------------    ------------     -----------
SALES                                       $   3,134,352    $   1,477,737   $   4,821,717    $  2,588,958

COST OF SALES                                     944,013          381,087       1,219,794         625,142
                                              ------------     ------------    ------------     -----------

GROSS PROFIT                                    2,190,339        1,096,650       3,601,923       1,963,816

SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES                                  1,662,638          774,244       2,605,408       1,468,835

NON-CASH IMPUTED COMPENSATION EXPENSE              49,640           28,045          99,280          41,420

AMORTIZATION OF GOODWILL                           44,505           24,106          66,170          48,212
                                              ------------     ------------    ------------     -----------

INCOME (LOSS) FROM OPERATIONS                     433,556          270,255         831,065         405,349

INTEREST EXPENSE                                   43,156           33,298          62,908          52,784

NON-RECURRING CHARGES ASSOCIATED
      WITH ACQUISITIONS                           151,200             --           151,200            --
                                              ------------     ------------    ------------     -----------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
      INCOME TAX PROVISION                        239,200          236,957         616,957         352,565

MINORITY INTEREST                                    --             46,762            --            72,903

NET INCOME BEFORE INCOME TAX PROVISION            239,200          190,195         616,957         279,662

INCOME TAX PROVISION                                 --               --           107,000            --
                                              ------------     ------------    ------------     -----------

NET INCOME                                  $     239,200    $     190,195   $     509,957    $    279,662
                                              ============     ============    ============     ===========

NET INCOME PER SHARE:
      Basic                                 $        0.02    $        0.02   $        0.05    $       0.04
                                              ============     ============    ============     ===========
      Diluted                               $        0.02    $        0.02   $        0.04    $       0.03
                                              ============     ============    ============     ===========

NUMBER OF SHARES USED IN COMPUTATION:
      Basic                                    12,080,552        8,648,665      10,284,356       7,090,998
                                              ============     ============    ============     ===========
      Diluted                                  14,777,370       10,351,606      13,504,778       8,793,939
                                              ============     ============    ============     ===========

                       See notes to financial statements.


                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           Six months ended
                                                                June 30,
                                                    ----------------------------
                                                        1998             1997
                                                    ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                            $     509,957    $    279,662
     Adjustment to reconcile net income (loss)
         to net cash provided by operating
         activities:
            Depreciation                                 43,418          50,511
            Amortization of goodwill                     66,170          48,212
            Non-cash imputed compensation                99,280          23,670
            Minority interest                           --               72,903

     Changes in assets and liabilities:
            Increase in accounts receivable            (975,481)       (247,059)
            Increase in prepaid expenses                (24,000)         22,726
            Decrease in deferred tax asset              107,000
            Increase in other assets                   (635,016)        (32,055)
            Increase in accounts payable
                   and accrued expenses                 641,635         267,379
            Increase in bank line of credit              39,533
            Decrease in deferred revenue                (66,677)        (16,655)
                                                    ------------     -----------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (194,181)        469,294
                                                    ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisition                         (462,195)          --
     Purchase of equipment                             (167,683)        (44,858)
                                                    ------------     -----------

CASH USED IN INVESTING ACTIVITIES                      (629,878)        (44,858)
                                                    ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of note payable                           (275,000)        (50,000)
     Proceeds from sale of common stock                 910,858         250,750
     Decrease in stock subscription receivable          501,250
     Purchase of treasury stock                         (10,649)       (233,000)
                                                    ------------     -----------

CASH PROVIDED BY FINANCING ACTIVITIES                 1,126,459         (32,250)
                                                    ------------     -----------

NET INCREASE (DECREASE) IN CASH                         302,400         392,186

CASH -- BEGINNING OF PERIOD                             525,009         200,264
                                                    ------------     -----------

CASH -- END OF PERIOD                             $     827,409    $    592,450
                                                    ============     ===========


                       See notes to financial statements.

                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Triangle Imaging Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2.       EARNINGS PER SHARE

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

3.       STOCKHOLDERS' EQUITY

         During the three months ended June 30, 1998, several individuals exercised stock options resulting in the issuance of 350,000 shares of common stock and the Company receiving proceeds totaling $133,750.

         During the three months ended June 30, 1998 the Company sold 173,110 shares of common stock resulting in proceeds of $380,698.

         During the three months ended June 30, 1998, the Company made several acquisitions. In connection with these acquisitions, 885,000 shares of common stock were issued. The shares were valued at their fair market value at the time of negotiations.


4.       ACQUISITIONS

         During the three months ended June 30, 1998, the Company acquired the stock of Credit Bureau Services, Inc., EJG Services, Florida Credit Bureau, Multitask Computer Systems, Inc. and Trimax Systems Corporation. These companies were acquired by the Company for $250,000 cash, $100,000 notes payable, and 885,000 shares of the Company's common stock. The acquisition of these companies have been accounted for as a purchase and accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values which approximates book value. The purchase prices, including acquisition costs, less the companies' book values totaled $1,857,260 which was charged to goodwill.

The following schedule combines the unaudited pro forma results of operations of the Company and these acquisitions for the six months ended June 30, 1998 and 1997 as if the acquisition had occurred on January 1, 1998 and 1997 and includes such adjustments which are directly attributable to the acquisition. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on January 1, 1997.


                                                   Six Months Ended June 30,
                                                    1998               1997
                                             ---------------     ---------------
Net sales                                  $     5,812,604     $    4,751,216
Net income                                 $       441,610     $      310,804
Net income per share:
     Basic                                 $           .04     $          .04
     Diluted                               $           .03     $          .03
Shares used in computation:
     Basic                                      11,169,356          7,975,998
     Diluted                                    14,389,778          9,678,939


           Management's Discussion and Analysis of Financial Condition



Forward Looking

Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this document, as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact, constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates" or "plans" to be uncertain forward-looking statements. The forward looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.



Three  months  ended June 30, 1998  compared to the three  months ended June 30,
1997

Triangle Imaging Group, Inc. (the "Company") reported total revenues for the second quarter of 1998 of $3,134,352, which is an increase of 112% over the Company's second quarter 1997 revenues of $1,477,737. The increase in revenues resulted from sales from new acquisitions, increased software revenues, increased reoccurring revenues, and the increased sale of outsourcing and consulting services, which can be attributed to an increase in the Company's larger sales force. The increase in software revenues was affected by the release for sale of its ACES 98 software program in June 1998.

Engineered Business Systems, Inc. (EBS) contributed sales for the second quarter of 1998 in the amount of $1,635,518. Reoccurring revenues in the CRISTM and ACESTM product lines constituted 49% of EBS's revenues in the second quarter 1998. Revenues from the ACESTM product line contributed 14% of the reoccurring revenues for the second quarter 1998 while the remaining 35% of revenues contributed to reoccurring revenues were derived from the CRISTM product line. Reoccurring revenues consist of annual software maintenance contracts, technical support revenues, revenues generated on a per report basis and monthly software rental programs. New sales of CRISTM products constituted 7% of EBS's revenues for second quarter 1998 and new sales of ACESTM products comprised 14% of the revenues. Outsourcing revenues accounted for approximately 27% of EBS's revenues in second quarter 1998.
Other income comprised the remaining 3% of revenues for the second quarter 1998.

QuickCREDIT Corp. (QCC), a wholly owned subsidiary of the Company that acquired Credit Bureau Services, Inc., as of April 30, 1998, Florida Credit Bureau, Inc., and EJG Services, Inc., as of May 22, 1998, contributed sales for the second quarter of 1998 in the amount of $511,393. Of the QCC sales 100% of the revenues were derived from the sale of individual and residential mortgage credit report products, primarily consisting of merged in-file credit reports and RMCRs. QCC was formed in February of 1998.

TriMax Systems Inc., acquired on May 29, 1998 along with Multi Task Inc., contributed sales for the second quarter of 1998 in the amount of $986,442. The two companies now operate as TriMax Systems, Inc. Of the TriMax Systems Inc. sales, $637,281 was due to the sale of computer hardware and $349,161 was due to sale of consulting services and installation charges.

The cost of revenues was $944,013 in the second quarter 1998, which was an increase from the Company's second quarter 1997 costs of $381,087. Gross profit, $2,190,339, as a percentage of revenues was 70% in second quarter 1998 as compared to the 74%, or $1,096,650, for the second quarter 1997. The increase in costs and decrease in gross profit as a percentage resulted primarily from the acquisition of TriMax Systems Inc. and MultiTask Inc. and the increased cost of goods sold and decreased profits margins for its hardware derived sales as well as Triangle management's operational efficiencies not having the time to become effective after its acquisitions.

Selling, general and administrative expenses were $1,662,638 in the second quarter 1998 compared to $774,244 in the 1997 comparable period, an 114% increase of $888,394 and a cost of revenues increase of 1%. The monetary increase in selling, general, and administrative expenses was due to the increased expenses associated with higher sales, continued and increased investment in its product lines while the increase as a percentage of revenues was due to Triangle management's operational efficiencies not having the time to become effective in its acquisitions. Sales and earnings increases, due to the hiring, training and development of new sales representatives and consultants during the second quarter, are not expected to reach maximum potential until sometime in the third quarter of 1998. Expenses also include additional data processing equipment, salaries, training, travel and starting bonuses for newly hired consultants and sales personnel not expected to continue in the future.

Non-cash imputed compensation expense for the second quarter 1998 was $49,640, compared to $28,045 for second quarter 1997.

The Company's net income, in second quarter 1998, reflects non-recurring charges associated with acquisitions totaling $151,200. This was a direct result of the duplicative costs of redundant facilities including rent, telephones, personnel, the conversion of data centers and other non-recurring expenses associated with the acquisition and transition of Credit Bureau Services, Inc., Florida Credit Bureau, Inc, EJG Services, Inc., TriMax Systems Inc. and MultiTask Inc.

Interest expense was $43,156 in the second quarter 1998, compared to $33,298 in the second quarter 1997, reflecting interest paid on a promissory note. Minority interest for the second quarter 1998 was eliminated by the Company acquiring the remaining 5% of the outstanding shares from the minority shareholders of EBS.

The Company's net income was $239,200 for the second quarter 1998 as compared to the net income of $190,195 for the second quarter 1997. The increase in the net income in the second quarter 1998 is primarily attributable to a combination of all the factors discussed above.



Liquidity and Capital Resources

The Company has funded the vast majority of its working capital and capital expenditure requirements with cash provided from operations and from money raised from the sale of restricted Common Stock to employees of the Company. The management of the Company believes cash flows from continuing operations will be sufficient to fund expenditures into the foreseeable future.

At June 30, 1998, the Company had a cash position of $827,409, an increase of 39% from the cash position of $592,450 as of June 30, 1997. The June 30, 1998 cash position was derived from accumulation of $302,400 from operating cash flows as well as an accumulation of $910,858 raised through the sale of private placement shares of common stock to employees of the Company. Cash resources were used for the cash portion of the acquisition of Credit Bureau Services, Inc., Florida Credit Bureau, Inc, and EJG Services, Inc., as well as for working capital infusion to the subsidiary companies.

Management believes that the expenses incurred during the quarter for the hiring and training of new consultants and sales personnel will begin to pay dividends in the form of increased sales and net earnings beginning in the third quarter of this year. The talent, ability and experience of new personnel recently hired can be compared favorably to any successful organization. This, combined with the full quarter of our new ACES 98 software product, and the release of DESC, our newest software package scheduled for this quarter, will insure that sales will increase more rapidly.

Management further believes that the experience obtained from the five completed acquisitions during the second quarter will prove to be invaluable. The transition team assembled by Triangle to consolidate operations of the acquired companies has gained the experience to make future acquisition transitions much smoother.



Year 2000

The Company recognizes that a challenging problem exists in that many computer systems worldwide do not have the capability of recognizing the year 2000 or the years thereafter. No easy technological "quick fix" has yet been developed for this problem. The Company has spent a considerable sum of money to assure that all its software programs are year 2000 compliant and believes that they all are. This "Year 2000 Computer Problem" creates risk for the company from unforeseen problems in its own software and from third parties with whom the company deals. Such failures of the Company and/or third parties' computer systems could have a material adverse effect on the Company and its ability to conduct its business in the future.



Inflation

The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in the cost of supplies and services, or other operating costs, could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

PART II -- Other Information

Item 6.           Exhibit and Reports on Form 8-K

         A.       Exhibits

                  None.

         B.       Report on Form 8-K

                  Form 8-K dated April 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          TRIANGLE IMAGING GROUP, INC.


Dated:  August 11, 1998          By: /s/  Vito A.Bellezza
      ------------------             --------------------------------------
                                     Vito Bellezza
                                        President, Chairman of the Board,
                                        Chief Financial Officer, Chief Executive
                                        Officer and Director