Form 10KSB/A
TRIANGLE IMAGING GROUP INC
filed 1998-11-03
CIK 764763

Securities and Exchange Commission
                             Washington, D.C. 20549
                             Report on Form 10-KSB/A


     [ x ] Annual  Report  pursuant  to  Section  13 or 15(d) of the  Securities
           Exchange Act of 1934

     For the fiscal year ended December 31, 1997

     [   ] Transition  Report  pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

     For the transition period from ____________________to__________________

                          Commission File No. 2-96392

                          TRIANGLE IMAGING GROUP, INC.
             (Exact name of registrant as specified in its charter)

               Florida                                   59-2493183
  (State of or other jurisdiction of                   (IRS Employer
    incorporation or organization)                  Identification No.)


      4400 W. Sample Road, Suite 228
             Coconut Creek, FL                            33073
(Address of Principal Executive Officers)               (Zip Code)

Registrant's telephone number, including area code: (954) 968-2080

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                  (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ x ]   No [   ]

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

Item 6
Management's Discussion and Analysis of Financial Condition

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

The cost of sales was $1,577,249 in fiscal 1997, which was an increase of $1,525,545, over the Company's fiscal year 1996 cost of sales of $51,704. Gross profit, $3,931,018, as a percentage of revenues was 71% in fiscal 1997 as compared to 82%, or $250,492, for fiscal 1996. The decrease of gross profit as a percentage was attributable to the differing length of reporting periods for subsidiary Engineered Business Systems, Inc., as well as the majority of the sales during the short 1996 period being service-related with a smaller cost of sales percentage. The increase in gross profit resulted primarily from a complete operational cycle, with increased sales from subsidiary, Engineered Business Systems, Inc., as compared to the 1996 record of operations for the one month period ending December 31, 1996.

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

Liquidity and Capital Resources

The Company has funded its working capital and capital expenditure requirements with cash provided from operations. The primary source of cash receipts is from payments for CRIS(R), ACES(TM), and outsourcing sales and accounts receivables. The management of the company believes cash flows from continuing operations will be sufficient to fund operational expenditures into the foreseeable future and anticipated acquisitions will be funded with cash from operations and through the issuance of stock.

Management estimates the future spending for capital expenditures, for the fiscal year 1998, to be approximately $350,000 and believes that the current and future cash flows from sales are sufficient to fund the planned capital expenditures as included.

At December 31, 1997, the Company had working capital of $525,009 as compared to working capital of $200,264 at December 31, 1996. The increase is due to the cash flow from the operations of EBS as well as the issuance of common stock and common stock options.

Year 2000

What is commonly known as the "Year 2000 issue" arises due to the use by many computer hardware and software systems of only two digits to represent year date formats. As a result, these systems and programs may not calculate dates beyond 1999, which may cause errors in information collection and manipulation or systems failures resulting in business process interruption. The calculation and process errors resulting from the Year 2000 issue may be further complicated since the year 2000 is a leap year. With respect to its internal systems, the Company is taking appropriate steps to prepare its computer systems for the year 2000. The Company does not expect the cost of these efforts to be material. The Company is also assessing its current line of software products to determine the capabilities of such products in the year 2000 and beyond and has, in the ordinary course of its product development efforts, designed its current hardware and software offerings to be year 2000 ready. (However, Year 2000 readiness of the Company's customers and the hardware and software offerings from the Company's suppliers, subcontractors and business partners may vary and may adversely effect the use by such persons and entities of the Company's products). Current information about the Year 2000 capacity of the Company's products is available at the Company's website (www.ebs-inc.com). The Company is aware of the potential for claims against it and other companies for damages from products and services that were not year 2000 ready but believes that any such claims against it will be without merit. While the Company does not anticipate that the year 2000 matters discussed above will have a material impact on its business, financial condition or results of operations, it is uncertain whether or to what extent the Company may be affected by such matters.

Inflation

To date, inflation has not had a material effect on the Company's business. The Company believes that the effects of future inflation may be minimized by controlling costs and passing any effects of thereof onto the Company's customers.

The Company is including the following cautionary statement in its Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of The Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projects are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs, delays in product development, lack of market acceptance of technology and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward- looking statements to reflect events or circumstances after the date hereof.





Item 7
Financial Statements and Supplementary Data

See the Index to Financial Statements attached hereto for a listing of the financial statements and supplementary data included as a part of this amendment.

                   Triangle Imaging Group, Inc. and Subsidiary
                   Index to Consolidated Financial Statements
                     Years Ended December 31, 1997 and 1996



                                                                           Page
                                                                          Number

INDEPENDENT AUDITORS REPORT..................................................F-2

CONSOLIDATED BALANCE SHEET.................................................. F-3

CONSOLIDATED STATEMENTS OF OPERATIONS........................................F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY............................. F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS........................................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................F-7--F-19

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

New York, New York
February 13, 1998 and March 10, 1998 as to Note 7j and 14


                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                     $     525,009
     Accounts receivable, net of allowance for
     doubtful accounts of $114,000                                       778,555
     Prepaid expenses                                                     38,489
     Deferred tax asset                                                  229,000
                                                                   -------------
        TOTAL CURRENT ASSETS                                           1,571,053

EQUIPMENT                                                                154,489

GOODWILL                                                               1,639,704

OTHER ASSETS                                                             644,023
                                                                   -------------

                                                                   $   4,009,269
                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $     404,254
     Deferred revenue                                                    390,925
     Due to stockholder                                                   50,000
     Current portion of notes payable                                    400,000
                                                                 ---------------
        TOTAL CURRENT LIABILITIES                                      1,245,179

NOTE PAYABLE                                                           1,100,000

DEFERRED TAX LIABILITY                                                     3,000

STOCKHOLDERS' EQUITY:
     Convertible   preferred   stock,
        Class A, $1.00  par, 1,000,000 shares
        authorized, 10,000 shares issued and
        outstanding                                                       10,000
     Common stock, $.001 par value, authorized
        50,000,000 shares, 9,418,616 shares
        issued and outstanding                                             9,418
     Additional paid-in capital                                        2,865,059
     Accumulated deficit                                                -589,387
     Stock subscription receivable                                      -526,300
     Deferred compensation                                              -107,700
                                                                 ---------------
        TOTAL STOCKHOLDERS' EQUITY                                     1,661,090
                                                                 ---------------

                                                                   $   4,009,269
                                                                 ===============

                 See notes to consolidated financial statements.



                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Years ended December 31,
                                                 -------------------------------
                                                      1997               1996
                                                 ----------------    -----------

SALES                                             $    5,508,267     $   302,196

COST OF SALES                                          1,577,249          51,704
                                                  ---------------    -----------

GROSS PROFIT                                           3,931,018         250,492

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                           2,753,406         253,247

NON-CASH IMPUTED COMPENSATION EXPENSE                    138,158          73,960

AMORTIZATION EXPENSE                                      85,483           8,035
                                                  ---------------    -----------

INCOME (LOSS) FROM OPERATIONS                            953,971         -84,750

INTEREST EXPENSE, net                                    110,182          10,192
                                                  ---------------    -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                   843,789         -94,942

MINORITY INTEREST                                         24,301           4,098
                                                  ---------------    -----------

INCOME (LOSS) BEFORE INCOME TAX PROVISION                819,488         -99,040

PROVISION FOR INCOME TAXES                              -226,000               0
                                                  ---------------    -----------

NET INCOME (LOSS)                                 $    1,045,488     $   -99,040
                                                  ===============    ===========

NET INCOME (LOSS) PER SHARE:
     Basic                                        $         0.13     $     -0.03
                                                  ===============    ===========
     Diluted                                      $         0.09     $     -0.03
                                                  ===============    ===========

NUMBER OF SHARES USED IN COMPUTATION:

     Basic                                              8,224,044      3,956,415
                                                  ===============    ===========
     Diluted                                           11,141,700      3,956,415
                                                  ===============    ===========

                 See notes to consolidated financial statements.




                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1997

                                       Preferred Stock     Preferred Stock
                                           Class A             Class B            Common Stock
                                     -------------------  ------------------  -------------------     Paid-In     Accumulated
                                      Shares     Amount    Shares    Amount    Shares     Amount      Capital       Deficit
                                     --------   --------  --------  --------  ---------  --------   -----------  -------------

BALANCE -- December 31, 1995          10,000    $ 10,000     --     $   --    3,492,166  $  3,492   $ 1,480,727  $  -1,527,944

    Shares issued for services          --          --       --         --      961,000       961        96,199         --
    Shares issued for legal             --          --       --         --      350,000       350        34,650         --
       settlement
    Shares issued in acquisition of     --          --       --         --      500,000       500        34,500         --
       EBS
    Shares issued for settlement of     --          --       --         --      350,000       350        18,150         --
       debt
    Cancellation                        --          --       --         --     -500,000      -500           500         --
    Cancellation of treasury stock      --          --       --         --         --        --         -12,115         --
    Sale of options                     --          --       --         --         --        --          70,000         --
    Shares sold                         --          --      75,000   300,000       --        --            --           --
    Cumulative preferred dividends      --          --       --         --         --        --            --           -2,000
       payable, Class B
    Net loss                            --          --       --         --         --        --            --          -99,040
                                     --------   --------  --------  --------  ---------  --------   -----------  -------------

BALANCE -- December 31, 1996          10,000      10,000    75,000   300,000  5,153,166     5,153     1,722,611     -1,628,984

    Shares issued for services          --          --       --         --       33,200        33        17,065         --
    Shares issued for deferred          --          --       --         --      650,000       650       173,350         --
       compensation
    Shares sold                         --          --       --         --    2,557,250     2,557       878,393         --
    Conversion of preferred stock       --          --     -75,000  -300,000  1,500,000     1,500       298,500         --
    Shares issued for purchase of       --          --       --         --       75,000        75        53,175         --
       minority interest
    Shares purchased and retired        --          --       --         --     -550,000      -550      -278,035         --
    Amortization of deferred            --          --       --         --         --        --           --            --
       compensation
    Cash received on stock              --          --       --         --         --        --           --            --
       subscription
    Net income                          --          --       --         --         --        --           --         1,045,488
    Cumulative preferred dividends      --          --       --         --         --        --           --            -5,891
       paid
                                     --------   --------  --------  --------  ---------  --------   -----------  -------------

BALANCE -- December 31, 1997          10,000    $ 10,000     --     $   --    9,418,616  $  9,418   $ 2,865,059  $    -589,387
                                     ========   ========  ========  ========  =========  ========   ===========  =============








                    Stock                          Total
  Deferred      Subscription     Treasury       Stockholders'
Compensation     Receivable       Stock            Equity
------------   -------------    ----------     --------------

$   --        $    --         $    -12,115     $    3,456,326

    --             --                --             1,058,160
    --             --                --               385,000

    --             --                --               535,000

    --             --                --               368,500

    --             --                --                  --
    --             --               12,115               --
    --             --                --                70,000
    --             --                --               375,000
    --             --                --                -2,000

    --             --                --               -99,040
------------   -------------    ----------     --------------

    --             --                --             6,146,946

    --             --                --                50,298
    -174,000       --                --                  --

    --              -768,700         --             2,669,500
    --             --                --                  --
    --             --                --               128,250

    --             --                --              -828,585
      66,300       --                --                66,300

    --               242,400         --               242,400

    --             --                --             1,045,488
    --             --                --                -5,891

------------   -------------    ----------     --------------

$   -107,700   $    -526,300    $    --        $    9,514,706
============   =============    ==========     ==============



                 See notes to consolidated financial statements.



                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Years Ended December 31,
                                                     ---------------------------
                                                         1997            1996
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                $ 1,045,488    $  -99,040
     Adjustment to reconcile net income (loss)
       to net cash provided by operating
       activities (net of effects of acquisition):
         Depreciation                                     142,203         7,445
         Amortization of goodwill                          85,483         8,035
         Shares issued for services                        83,398        73,962
         Shares issued for legal settlement                  --          35,000
         Minority interest                                 24,301         4,098

     Changes in assets and liabilities:
         Increase in accounts receivable                        0       -39,994
         Decrease (increase) in prepaid expenses                0       -25,800
         Increase in deferred tax asset                  -393,000          --
         Increase in other assets                         273,700          --
         Increase in accounts payable and
            accrued expenses                                    0        33,963
         Increase in deferred tax liability               167,000          --
         Increase in deferred revenue                           0        32,140
                                                     ------------   ------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                        1,428,573        29,809
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisition, net of cash
       acquired of $674,106                                  --        -221,894
     Cash received for acquisition liabilities             10,000          --
     Purchase of equipment                               -142,203       -12,522
                                                     ------------   ------------

CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES          -132,203      -234,416
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock                          354,650          --
     Proceeds from sale of options                           --          50,000
     Proceeds from sale of preferred stock                   --         300,000
     Cost of purchasing and retiring stock               -278,585          --
     Cumulative preferred dividends paid,
        Class B                                            -5,891          --
     Repayment of debt                                   -200,000          --
     Increase (decrease) in due to stockholders              --          53,500
                                                     ------------   ------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          -129,826       403,500
                                                     ------------   ------------

NET INCREASE IN CASH                                    1,166,544       198,893

CASH - BEGINNING OF YEAR                                  200,264         1,371
                                                     ------------   ------------

CASH - END OF YEAR                                    $ 1,366,808    $  200,264
                                                     ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                     $   121,976    $        0
                                                     ============   ============
         Taxes                                        $     8,000    $        0
                                                     ============   ============

     Non cash financing and investing
         activities:

         Issuance of common stock in connection
             with acquisition of EBS                  $      --      $   78,200
                                                     ============   ============
         Issuance of common stock for
             cancellation of debt                     $      --      $   18,500
                                                     ============   ============
         Issuance of debt in connection with
             acquisition of EBS                       $      --      $1,600,000
                                                     ============   ============
         Dividend payable                             $      --      $    2,000
                                                     ============   ============
         Issuance of debt in connection with
             purchase of minority interest            $   100,000    $      --
                                                     ============   ============
         Shares subject to subscription receivable    $   768,700    $      --
                                                     ============   ============
         Issuance of common stock in connection
             with purchase of minority interest       $    53,250    $      --
                                                     ============   ============
         Issuance of options for services             $    50,000    $      --
                                                     ============   ============



                 See notes to consolidated financial statements.


                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



1. BUSINESS

     Triangle Imaging Group, Inc. and Subsidiary (the "Company"), formerly known as The Triangle Group, Inc., formerly Benefit Performance of America, Inc. was incorporated under the laws of the State of Florida on December 12, 1984. From 1992, during which the Company ceased its previous business, through December 1996, the Company did not have any operations. On December 2, 1996, the Company acquired 95% of the outstanding stock of Engineered Business Systems, Inc. ("EBS") and on December 31, 1997 the remaining 5% of EBS was purchased by the Company (see Note 10). On February 27, 1998 the Company formed QuickCREDIT Corp., a Florida corporation, for the purpose of acquiring and developing Credit Reporting Agencies. On March 10, 1998 the Company announced a Letter of Intent to acquire TriMax Systems, Corp. and Multitask Corp., New York based full service systems integration firms.

     EBS designs, develops and sells Windows based software systems for both the mortgage quality control and the credit reporting industries. Additionally, the outsourcing division processes quality control files for mortgage banks.

     QuickCREDIT Corp. was formed for the purpose of acquiring and consolidating the credit reporting companies.


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

Equipment

     Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using various accelerated method which approximates economic depreciation.

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

Accounting for Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (ASFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.

Concentration of Credit Risks

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade receivables include concentrations of trade account from software products users.

3. EQUIPMENT

     Equipment at December 31, 1997 consisted of the following:


                                    Estimated useful
                                         lives
                                   -------------------
            Computer hardware             5-7                $ 510,334
            Computer software              5                   140,751
            Office furniture               7                    68,479
            Office equipment              5-7                  111,574
                                                             ---------
                                                               831,138
                                                             ---------
            Less: Accumulated depreciation                     676,649
                                                             ---------
                                                             $ 154,489
                                                             =========




4. DEFERRED REVENUE

     At December 31, 1997, deferred revenue of $390,925 represents the unearned portion of sales related to software maintenance agreements. Deferred revenue is recognized as income on a straight-line basis over the service contract terms which are generally for renewable twelve month periods.


5. DUE TO STOCKHOLDER

     Amounts due to stockholder are non-interest bearing advances which are repayable on demand.


6. NOTES PAYABLE

     On December 2, 1996 in connection with the acquisition of EBS, the Company entered into a $1,600,000 promissory note with the former stockholders of EBS. The note presently bears interest at a rate of 8 1/4% per annum with the interest rate determined annually, at a rate per annum equal to the Prime Rate less one quarter percent, with a minimum and maximum rate of 8% and 9% per annum, respectively. Payments of interest only were due and payable on the first day of January, February, March and April 1997. Thereafter, principal is payable in equal installments of $25,000 each, together with interest, commencing in May 1997 through January 2000 when all outstanding principal and interest is due.

     The note is secured by a Stock Pledge Agreement and a Security Agreement. Under the Stock Pledge Agreement, the Company agreed to pledge all of its stock of EBS as security for the note. Additionally, under the Security Agreement, the note is collateralized by all assets of the Company.

     The Company covenants and agrees to use not less than twenty-five (25) percent of the net proceeds from the sale by the Company of the Company's common stock or other securities in any private placement or public offering occurring after the date of the note to pay down the indebtedness evidenced by the Note.

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


7. STOCKHOLDERS' EQUITY

     a. In September 1995, the Company issued 100,000 shares of Class A Convertible Preferred Stock to its Chairman with a par value of $1.00. In March 1997, the Company effected a reverse stock split of the shares on a 1:10 basis, there by reducing the number of shares to 10,000. The Class A Preferred has the following features: (1) voting -- 500 votes per share, (2) convertible into 1,500,000 shares of common stock until March 27, 1998 and convertible into 1,000,000 shares of common stock thereafter, (3) holder has a special vote to appoint a majority of the members of the Board of Directors for a period of three years from the date of issue. The stock does not bear any dividends.

     b. In December 1996, the Company sold for $300,000, 75,000 shares of Class B, $1.00 par value convertible preferred stock. The shares paid cumulative dividends at the rate of 8% per year and were convertible into 1,500,000 shares of common stock. In May 1997, all such shares were converted into 1,500,000 shares of common stock.

     c. A total of 961,000 shares of common stock were issued for services during the year ended December 31, 1996. Such shares have been valued at their estimated fair market value on the date of issuance resulting in a non-cash charge to income of $53,960 and $43,200 was capitalized.

     d. During 1996, the Company settled a legal dispute against the Company in return for the issuance of 350,000 shares of common stock valued at $35,000.

     e. During 1996, the Company exchanged $18,500 of amounts due to the Chairman of the Company for 350,000 shares of common stock.

     f. In December 1996, the Chairman of the Company purchased for $50,000, 1,000,000 options to purchase common stock at $0.05 per share which expire in December, 1999. In addition, the Chairman also received 500,000 options to purchase common stock at $0.20 per share which expire in December, 1999. The difference between the options' estimated fair market value at the date of issuance and the amount paid for the options has been recorded as compensation of $20,000.

     g. In September 1996, the Company canceled 500,000 shares of stock. This stock was originally issued as part of the consideration for the "Transfer of Technology Agreement" between the Company and Pegasus Technologies. The shares were canceled due to the "Rescission Agreement" concerning the Technology Transfer Agreement. The said shares have been retired, and accordingly, the costs have been charged against paid-in-capital.

     h. In December 1996, the Company retired treasury stock valued at $12,115, and accordingly, such amount has been charged against paid-in-capital.

     i. In January 1997, the Company issued 500,000 shares of common stock for consulting services. The stock was valued at $69,000 and is being amortized over 5 years resulting in a non-cash charge to income of $13,800. The balance of $55,200 has been recorded as deferred compensation.

     j. In April 1997, pursuant to stock subscription agreements, the President of the Company and the wife of the President subscribed to purchase 2,333,000 shares of common stock for a total value of $768,700. As of March 10, 1998, the amount was paid in full by the President.

     k. During 1997, the Company sold 224,250 shares of common stock for a total value of $112,250.

     l. In July 1997, the Company purchased 500,000 shares of the Company's common stock from the original sellers of EBS for $233,000. In December 1997, the Company purchased 50,000 shares of common stock on the open market for $45,583. All said shares have been retired, and accordingly, the costs have been charged against additional paid-in capital.

     m. In July 1997, the Company issued 150,000 shares of common stock to two consultants. The stock was valued at $105,000 and is being amortized over 1 year resulting in a non-cash charge to income of $52,500. The balance of $52,500 has been recorded as deferred compensation.

     n. In December 1997, the Company entered into an agreement with the individuals representing the minority interest of EBS. The agreement provides for the Company to purchase the minority interest of EBS in exchange for 75,000 shares of Company common stock and a note payable for $100,000.

     o. During 1997, the Company issued 33,200 shares of common stock to various employees and consultants for services resulting in a non-cash charge to income of $17,098.

     p. In December 1997, the Company issued 675,000 stock options to a consulting firm which provides management and consulting services. The options range in price from $0.625 to $3.50. Such options expire between June 1998 and December 2001. Such options were valued at $50,000, the fair market value on the date of grant. Such costs will be accrued as consulting expense over the period for which services are provided.


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



              Temporary difference -- liability          $ (167,000)
              Net operating loss carryforward               393,000



     The income tax provision consisted of the following:


                                 Year Ended December 31,
                             ------------------------------
                               1997                  1996
                             --------              --------
                  Deferred   $226,000                 --



     The provision for income taxes (benefits) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:


                                                      Year ended December 31,
                                                   -----------------------------
                                                      1997               1996
                                                   ----------         ----------
Income tax (benefit) computed at statutory rate   $   287,000        $ (176,108)
State tax                                              41,000              --
Effect of permanent difference                         74,000            35,000
Tax benefit not recognized                               --             141,108
Tax benefit recognized                               (628,000)             --
Provision for income taxes (benefit)              $  (226,000)       $     --



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

     The President and Chairman's options to purchase 10% of the shares of EBS have been valued at $136,850 each. Such amounts have been recorded as deferred compensation and are being amortized over 5 years. The current year's non cash imputed compensation expense as a result of this amortization was $54,760.


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



       Purchase Price, including acquisition costs       $  2,620,915
       Liabilities assumed                                    454,159
       Assets acquired                                     (1,146,561)
                                                         -------------
       Goodwill                                          $  1,928,513
                                                         =============


     Accumulated amortization on goodwill at December 31, 1997 was $93,518.

     In 1997, the Company received from the sellers of EBS $10,000 for the settlement of certain liabilities. Such amount has been recorded as a reduction to goodwill.

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


                                               Year Ended
                                               December 31,
                                                  1996
                                          ----------------------
           Net sales                           $ 3,296,325
           Net income                          $   155,027
           Net income per share                      $0.04
           Shares used in computation          $ 3,956,415



     In December 1997, the Company purchased the 5% minority interest of EBS for 75,000 shares of common stock and a note payable for $100,000. The common stock was valued at its fair market value on the date of the agreement. The total cost of $153,250 was recorded as additional goodwill.


11. STOCK OPTIONS

     In December 1997, the Company adopted two stock option plans authorizing the issuance of options covering 900,000 shares of the Company's common stock. Officers and Directors are eligible to participate in the Officers and Directors Stock Option Plan covering 600,000 shares while key employees are eligible to participate in the Employee Stock Option Plan covering 300,000 shares. Participants receive incentive stock options pursuant to the Plan. Options granted under the Employee Stock Option Plan are exercisable for a period of not more than ten years from the inception of the Plan. Options granted under the Officers and Directors Stock Option Plan are exercisable for a period of not more than five years from the inception of the Plan. Selection of participants, allotment of shares, determination of exercise price and other conditions of the granting of options will be determined by the Company. Additionally, the Plan provides that no options may be issued at an exercise price which is less than the fair market value of the Company's common stock on the date of grant.

     The Company has outstanding stock options as follows:



                                        Plan Options        Non-Plan Options
                                   --------------------   ----------------------
Outstanding at December 31, 1996       --        --       2,100,000   $.05-$.20
Option grants                        680,000   $.875        750,000  $.625-$3.50
                                   --------------------   ----------------------
Outstanding at December 31, 1997     680,000   $.875      2,850,000  $.05-$3.50
                                   ====================   ======================




     At  December  31,  1997,  all  of  the  2,850,000   Non-Plan  options  were
immediately exercisable and the 680,000 Plan options are exercisable beginning September 1, 1998.


12. ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

     In fiscal 1996, the Company adopted the disclosure provisions SFAS No. 123, "Accounting for Stock-Based Compensation". For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 1997 and 1996: annual dividends of $0; expected volatility of 50%; risk-free interest rate of 7% and expected life of five years. The weighted average fair value of stock options granted during the years ended December 31, 1997 and 1996 was $.37 and $.07, respectively. If the Company had recognized compensation cost for stock options in accordance with SFAS No. 123, the Company's proforma net income (loss) and net income (loss) per share would have been $522,378 and $.06 per share for the fiscal year ended December 31, 1997 and $(259,948) and $(.07) per share for the fiscal year ended December 31, 1996.


13. EARNINGS (LOSS) PER SHARE

     The following is a reconciliation of the numerator and denominator underlying the earnings per share computations:

                                        For the Year ended December 31, 1997
                                    --------------------------------------------
                                      Income           Shares         Per Share
                                    (Numerator)     (Denominator)       Amount
                                    ------------    -------------    -----------
Net Income                          $ 1,045,488
Preferred stock dividends                (5,891)

Basic EPS:

   Income available to
   common shareholders              $ 1,039,597        8,224,044          $.13

Effective of Dilutive
Securities:

   Options                                             1,417,656

Convertible Preferred
Stock

Diluted EPS:                                           1,500,000

   Income available to
   common shareholders
   and assumed conversions          $ 1,039,597       11,141,700          $.09
                                    ============    =============    ===========



     Other potentially dilutive securities outstanding at December 31, 1997, excluded from the computation because their effect is antidilutive, include 1,280,000 shares issuable pursuant to outstanding options.



                                        For the Year ended December 31, 1996
                                    --------------------------------------------
                                      Income            Shares        Per Share
                                    (Numerator)     (Denominator)       Amount
                                    ------------    -------------    -----------

Net Income                           $  (99,040)
Preferred stock dividends                (2,000)

Basic EPS:
   Income available to common
   shareholders                      $ (101,040        3,956,415          $(.03)
                                    ============    =============    ===========


14. SUBSEQUENT EVENT

     On March 10, 1998, as amended, the Company announced a Letter of Intent to acquire TriMax Systems, Inc. and Multitask Corp. for 450,000 shares of the Company's common stock. The acquisitions will be accounted for as purchases.

     The following schedule combines the unaudited pro forma results of operations of the Company and TriMax and Multitask for the year ended December 31, 1997 as if the acquisition had occurred on January 1, 1997 and includes such adjustments which are directly attributable to the acquisition. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on January 1, 1997.

                                                              Year Ended
                                                          December 31, 1997
                                                    ----------------------------
          Sales                                              $  9,346,470
          Net income                                         $  1,024,694
          Net income per share -- basic                             $0.12
          Net income per share -- diluted                           $0.09
          Shares used in computation -- basic                   8,629,044
          Shares used in computation -- diluted                11,546,700



15. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December 31, 1997:


          Accounts payable -- trade                            $  193,449
          Accrued expenses                                         89,512
          Vacation payable                                         23,877
          Wages payable                                            96,116
          Sales and payroll taxes payable                           1,300
                                                               ----------
                                                               $  404,254
                                                               ==========



16. OTHER ASSETS

     Other assets consist of the following at December 31, 1997:


                                                        Accumulated    Net Book
                                    Life       Cost     Amortization     Value
                                  ---------  ---------  ------------  ----------
   Software development costs      5 yrs.    $ 419,431       --        $ 419,431
   Deferred compensation           5 yrs.      273,700     54,760        218,940
   Deposits                          --          --          --            5,652
                                                                      ----------
                                                                       $ 644,023
                                                                      ==========


                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   Coconut Creek, Florida
         October 29, 1998


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

Signature                           Title                               Date
--------------------------------    ------------------------    ----------------
/s/ Vito A. Bellezza                Chairman of the Board,      October 29, 1998
Vito A. Bellezza                    Chief Executive Officer
                                    and Principal Accounting
                                    Officer

/s/ Harold S. Fischer               President and Director      October 29, 1998
Harold S. Fischer

/s/ Peter Bellezza                  Director                    October 29, 1998
Peter Bellezza

/s/ Franz A. Fideli                 Director                    October 29, 1998
Franz A. Fideli

/s/ J. Alan Lindauer                Director                    October 29, 1998
J. Alan Lindauer

______________________              Director
Charles D. Winslow