Form 10QSB
period 1998-09-30
TRIANGLE IMAGING GROUP INC
filed 1998-11-17
CIK 764763

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1998

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

   Yes  X        No_____

     The number of shares of registrant's Common Stock, $.001 par value, outstanding as of September 30, 1998 was 12,911,977 shares.

                   TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARY

                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                          Number

PART I - FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Consolidated Balance Sheet --
                       September 30, 1998....................................  1

                  Consolidated Statement of Operations --
                       For the Nine and Three Months Ended
                       September 30, 1998 and 1997...........................  2

                  Consolidated Statement of Cash Flows --
                       For the Nine and Three Months Ended
                       September 30, 1998 and 1997...........................  3

                  Notes to Financial Statements...........................   4-6

         Item 2.  Management's Discussion and Analysis.....................  7-8


PART II - OTHER INFORMATION..................................................  9

SIGNATURES..................................................................  10

                                 PART 1 - FINANCIAL INFORMATION



Item 1. Financial Statements




                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)




                                     ASSETS
                                                                  September 30,
                                                                      1998
                                                                 ---------------

CURRENT ASSETS:
     Cash and cash equivalents                                    $     278,013
     Accounts receivable, net of allowance for doubtful
         accounts of $160,000                                         1,569,181
     Inventory                                                           35,957
     Prepaid expenses                                                    51,372
     Deferred tax asset                                                 263,000
                                                                 ---------------
         TOTAL CURRENT ASSETS                                         2,197,523

EQUIPMENT                                                               246,200

GOODWILL                                                              3,074,488

DEFERRED TAX ASSET                                                      130,000

OTHER ASSETS                                                          1,380,068
                                                                 ---------------

                                                                  $   7,028,279
                                                                 ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                        $     876,257
     Deferred revenue                                                   303,420
     Due to stockholders                                                 50,000
     Deferred tax liability                                              34,000
     Current portion of note payable                                    400,000
                                                                 ---------------
         TOTAL CURRENT LIABILITIES                                    1,663,677

NOTE PAYABLE                                                            850,000

DEFERRED TAX LIABILITY                                                  133,000

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value,
         authorized 50,000,000 shares: 12,911,977
         issued and outstanding                                          12,912
     Additional paid-in capital                                       5,409,516
     Accumulated deficit                                               (939,676)
     Stock subscription receivable                                      (25,050)
     Deferred compensation                                              (76,100)
                                                                 ---------------
         TOTAL STOCKHOLDERS' EQUITY                                   4,381,602
                                                                 ---------------

                                                                  $   7,028,279
                                                                 ===============



                       See notes to financial statements.


                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                                     Three months ended                    Nine months ended
                                                                        September 30,                        September 30,
                                                             ----------------------------------    ---------------------------------
                                                                   1998               1997               1998              1997
                                                             ---------------    ---------------    ---------------   ---------------

SALES                                                        $    2,411,727     $    1,487,382     $    6,286,172    $    4,076,340

COST OF SALES                                                       723,793            409,302          1,181,737         1,034,444
                                                             ---------------    ---------------    ---------------   ---------------

GROSS PROFIT                                                      1,687,934          1,078,080          5,104,435         3,041,896

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                                     2,014,084            749,567          4,503,232         2,218,402

PRODUCT DEVELOPMENT                                                 162,313              --               162,313             --

NON-CASH IMPUTED COMPENSATION EXPENSE                                47,390             23,420            146,670            64,840

AMORTIZATION OF GOODWILL                                             57,275             18,604            123,445            66,816
                                                             ---------------    ---------------    ---------------   ---------------


INCOME (LOSS) FROM OPERATIONS                                      (593,128)           286,489            168,775           691,838

INTEREST EXPENSE                                                     24,959             30,760             87,867            83,544

RESTRUCTURING EXPENSE                                                60,000              --                60,000             --

NON-RECURRING CHARGES ASSOCIATED
     WITH ACQUISITIONS                                                --                 --               151,200             --
                                                             ---------------    ---------------    ---------------   ---------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE MINORITY INTEREST AND TAX PROVISION                    (678,087)           255,729           (130,292)          608,294

MINORITY INTEREST                                                     --               (13,935)             --               58,968

TAX PROVISION                                                      (107,000)             --                 --                --

                                                             ---------------    ---------------    ---------------   ---------------

NET INCOME/(LOSS) FROM CONTINUING OPERATIONS                       (571,087)           269,664           (130,292)          549,326

(LOSS) FROM DISCONTINUED OPERATIONS                                (289,162)             --              (220,000)            --
                                                             ---------------    ---------------    ---------------   ---------------

NET INCOME/(LOSS)                                            $     (860,249)    $      269,664     $     (350,292)   $      549,326
                                                             ===============    ===============    ===============   ===============

NET INCOME PER SHARE:
     Basic                                                   $        (0.07)    $         0.03     $        (0.03)   $         0.07
                                                             ===============    ===============    ===============   ===============
     Diluted                                                 $        (0.06)    $         0.02     $        (0.02)   $         0.06
                                                             ===============    ===============    ===============   ===============

NUMBER OF SHARES USED IN COMPUTATION:
     Basic                                                       13,015,073          9,330,665         11,638,225         7,766,832
                                                             ===============    ===============    ===============   ===============
     Diluted                                                     15,470,437         11,042,176         14,093,589         9,478,343
                                                             ===============    ===============    ===============   ===============




                       See notes to financial statements.


                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                    --------------------------------
                                                                                          1998             1997
                                                                                    ---------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              $    (350,292)    $    549,326
     Adjustment to reconcile net income (loss) to net cash
         provided by operating activities:
             Depreciation                                                                  90,568           75,766
             Amortization of goodwill                                                     123,445           66,816
             Non-cash imputed compensation                                                146,670           64,840
             Minority interest                                                                --            58,968

     Changes in assets and liabilities:
             Increase in accounts receivable                                             (790,626)        (156,805)
             Increase in inventory                                                        (35,957)            --
             Increase in prepaid expenses                                                 (36,883)          18,690
             Increase in other assets                                                    (777,115)        (186,317)
             Increase in accounts payable and accrued expenses                            472,003          244,194
             Decrease in deferred revenue                                                 (87,505)           2,764
                                                                                    ---------------   --------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        (1,245,692)         738,242
                                                                                    ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for acquisition                                                           (484,942)            --
     Purchase of equipment                                                               (182,279)         (94,222)
                                                                                    ---------------   --------------

CASH USED IN INVESTING ACTIVITIES                                                        (667,221)         (94,222)
                                                                                    ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of note payable                                                             (350,000)        (125,000)
     Proceeds from sale of common stock                                                  1,525,316         260,750
     Payment of dividends                                                                     --            (5,891)
     Decrease in stock subscription receivable                                            501,250             --
     Other                                                                                    --            17,753
     Purchase of treasury stock                                                           (10,649)        (233,000)
                                                                                    ---------------   --------------

CASH PROVIDED BY FINANCING ACTIVITIES                                                   1,665,917          (85,388)
                                                                                    ---------------   --------------

NET INCREASE (DECREASE) IN CASH                                                          (246,996)         558,632

CASH - BEGINNING OF PERIOD                                                                525,009          200,264
                                                                                    ---------------   --------------

CASH - END OF PERIOD                                                                $     278,013     $    758,896
                                                                                    ===============   ==============



                       See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

     1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Triangle Imaging Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company=s Annual Report on Form 10-KSB for the year ended December 31, 1997.

     2. EARNINGS PER SHARE

     Basic earnings per share are computed on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result. The earnings per share for the prior period have been restated to conform with the Company=s adoption of FAS No. 128.

     3. STOCKHOLDERS' EQUITY

     During the three months ended September 30, 1998, an individual exercised stock options resulting in the issuance of 20,000 shares of common stock and proceeds of $17,500.

     During the three months ended September 30, 1998 the Company sold 296,712 shares of common stock resulting in proceeds of $596,957.

     4. ACQUISITIONS

     During May 1998, the Company acquired all of the outstanding capital stock of Credit Bureau Services, Inc., EJG Services, Inc., Florida Credit Bureau, Inc., and Multitask Computer Systems, Inc. These companies were acquired by the Company for an aggregrate of (i)$250,000 in immediately available funds,
(ii)promissory notes in the principal amount of $100,000, and (iii)630,000 shares of the Company=s common stock. The acquisition of these companies have been accounted for as a purchase and accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values which approximates book value. The purchase prices, including acquisition costs, less the companies= book values totaled $1,558,229 which was recorded as goodwill.

     The following schedule combines the unaudited pro forma results of operations of the Company and these acquisitions for the nine months ended September 30, 1998 and 1997 as if the acquisition had occurred on January 1, 1998 and 1997 and includes such adjustments which are directly attributable to the acquisition. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on January 1, 1997.


                                                 Nine Months Ended June 30,
                                          --------------------------------------
                                                1998                  1997
                                          ----------------       ---------------

Net sales                                  $  7,063,838          $    5,773,180

Net income                                 $   (365,013)         $      570,760

Net income per share:

    Basic                                  $       (.03)         $          .07

    Diluted                                $       (.03)         $          .06

Shares used in computation:

    Basic                                    11,638,225               8,396,832

    Diluted                                  14,093,589              10,108,343






     5. DISCONTINUED OPERATIONS

     During May 1998, the Company acquired all the outstanding stock of Trimax Systems Corporation. This company was acquired by the Company for 270,000 shares of the Company=s common stock. In September 1998, the Company decided to rescind the acquisition resulting in the cancellation of the 270,000 shares. Accordingly, the financial statements have been restated showing the operations of TriMax as discontinued operations. For the nine months ended September 30, 1998, TriMax had revenues of $152,000.




     6. SUBSEQUENT EVENT - FINANCING

     In October 1998, the Company completed a financing of $1,500,000 with Waterside Capital Corporation. Waterside has agreed to purchase shares of Class C Preferred stock and warrants to purchase shares of common stock at prices ranging from $2.15 to $3.00 per share.

           Management's Discussion and Analysis of Financial Condition


Forward Looking Statements

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

                Three months ended September 30, 1998 compared to
                    the three months ended September 30, 1997

     Triangle Imaging Group's, Inc. (the "Company") total revenues for the third quarter of 1998 were $2,411,727, which is an increase of 62% over the Company's third quarter 1997 revenues of $1,487,382. The increase resulted from the sales from new acquisitions, increased reoccurring revenues, and the sale of services, which can be attributed to an increase in the Company's sales force as well as the addition of new companies to the Triangle family.

     Engineered Business Systems, Inc., (EBS), a wholly owned subsidiary, contributed sales for the third quarter 1998 in the amount of $1,689,167. Of the EBS sales, reoccurring revenues in the CRIS(TM) and ACES(TM) product lines constituted 67% of EBS's revenues in the third quarter 1998. Revenues from the ACES(TM) product line contributed 67% of the reoccurring revenues for the third quarter 1998 while the remaining 33% of revenues contributed to reoccurring revenues were derived from the CRIS(TM) product line. Reoccurring revenues consist of annual software maintenance contracts, technical support revenues, software purchased on a per report basis and monthly software rental programs. New sales of CRIS(TM) products constituted 1% of EBS's revenues for third quarter 1998 and new sales of ACES(TM) products comprised 11% of the revenues. Outsourcing revenues accounted for approximately 36% of EBS's revenues in third quarter 1998, while consulting and education accounted for approximately 8% of EBS's revenue. Other income, including interest income, comprised the remaining 3% of revenues for the third quarter 1998.

     QuickCREDIT Corp., (QCC), a wholly owned subsidiary, contributed sales for the third quarter of 1998 in the amount of $527,821. Of the QCC sales, 100% of the revenues were derived from the sale of individual and business credit report products. They primarily consisted of merged in-file credit reports and RMCRs (Residential Mortgage Credit Reports.)

     MultiTask Computer Systems, Inc., (MultiTask), a wholly owned subsidiary, contributed sales for the third quarter of 1998 in the amount of $194,738. At MultiTask, sales of computer and network hardware consisted of $122,344 while $72,394 was due to sale of consulting services and installation charges.

     The cost of revenues was $723,793 in third quarter 1998, which was an increase from the Company's third quarter 1997 costs of $409,302. Gross profit, $1,687,934, as a percentage of revenues was 70% in third quarter 1998 as compared to the 72%, or $1,078,080, for the third quarter 1997. The increase in costs and decrease in gross profit as a percentage resulted primarily from hardware purchases, cost of increased amounts of credit reports and from increased labor costs associated with the outsourcing business.

     Selling, general and administrative expenses were $2,014,084 in the third quarter 1998 compared to $749,567 in the 1997 comparable period, an increase of $1,264,517 and a cost of revenues increase of 43%. Management believes that the monetary increase in selling, general and administrative expenses were due to the increased number in the sales force as the Company prepared for the release of its industry leading ACES 98 and DESC software products. The increase included the additional one-time costs of consolidating and integrating five acquisitions which were accomplished in the second quarter of 1998, while continuing the investment in its expanding software product lines. Adding to that increase were the additional costs associated with the professional sales force at EBS and the unforseen time delays associated with the development of the new software offerings. Non-cash imputed compensation expense for the third quarter 1998 was $47,390, compared to $23,420 for third quarter 1997.

     During the quarter, the Company incurred several one-time expenses. They included moving expenses at both MultiTask and Credit Bureau Services, the closing of the Florida Credit Bureau, while consolidating its business into the Jacksonville office. Also included was a new computer system and the associated software cost, installation, and operations training for our Jacksonville office and a R&D charge at EBS of approximately $100,000 for the development of DESC.

     The Company's net income in third quarter 1998 includes non-cash expenses of approximately $57,275 as compared to non-cash expenses of $18,604 for third quarter 1997. Such expenses were incurred as a result of depreciation and amortization of assets acquired with the acquisition of EBS as well as the goodwill created in the acquisition of all of the Triangle subsidiaries. The increase of the non-cash expenses was again primarily attributable to increased monetary cost of revenues.

     Interest expense was $24,959, in third quarter 1998, compared to $30,760 in the third quarter 1997, reflecting interest paid on a promissory note of $1,600,000. The promissory note, which is an 8.25%, plus $25,000 per month of principal, with a $775,000 balloon payment due February 1, 2000, is held by the selling shareholders of EBS, created during the sale of stock to the Company. Minority interest for the third quarter 1998 was eliminated by the Company acquiring the remaining 5% of the outstanding shares of Engineered Business Systems, Inc. The acquisition completed on December 31,1997 involved the Company purchasing the remaining 5% of the shares of Engineered Business Systems, Inc. from minority interest holders using a combination of cash and stock.

     The Company's net loss from continuing operations for third quarter 1998 was $571,087, compared to a gain of $269,664 from the third quarter 1997. This was due to the cost of acquiring and supporting an expanded professional sales organization to sell the ACES 98 and DESC software products, which were delayed in their release to the marketplace. This delay also precipitated additional corresponding development costs which occurred during the quarter. Also included in the charge was the cost of software amortization of $67,000 for the quarter and a charge for an increase in the allowance for doubtful accounts of $80,000.

     During the third quarter, the Company rescinded the TriMax Systems, Inc., (TriMax) acquisition and reported a loss from discontinued operations of $289,162. This rescission was precipitated by material information learned during the third quarter with regard to operating TriMax as a viable entity. TriMax was an IBM Reseller of mid-range computer hardware, which was the main attraction to Triangle. It was learned that IBM was beginning a compliance investigation into the sales practices of TriMax with regard to their requirements of providing value-added services on each sale made by TriMax. This investigation resulted in TriMax being terminated from the IBM program and dismissed as a re-seller of IBM hardware and software products. Because these violations occurred prior to the acquisition of TriMax by Triangle, the Company rescinded the acquisition by agreement with TriMax. All shares of Triangle that were issued in the TriMax acquisition were returned to the Company and canceled. Total net income (loss) for the third quarter 1998, totaled $860,249 versus a gain of $269,664 for the third quarter of 1997.

     The Company has established a provision for a restructuring reserve in the amount of $58,000 to cover severance expenses associated with the reduction in force. As a result of this action, the Company will realize an annualized reduction in expenses of approximately $360,000. At the end of the third quarter, the Company reduced expenses and head count by reducing the Company staff by 9%; eliminating several temporary technical positions; discontinuing the guaranteed compensation of the sales organization; and returning the on-going software development and maintenance to our own development team with the completion of the outside software development efforts.

Liquidity and Capital Resources

     The Company has funded the vast majority of its working capital and capital expenditure requirements with cash provided from operations and from private funds raised from the sale of Restricted Common Stock to employees of the Company. The primary source of cash receipts is from payments for CRIS(TM), ACES(TM), and outsourcing revenues and accounts receivables. The management of the Company believes cash flows from continuing operations will be sufficient to fund expenditures into the foreseeable future.

     As of September 30, 1998, the Company had working capital of $533,846 an increase from the working capital balance of $82,818 as of September 30, 1997. The September 30, 1998 working capital was derived from accumulated sales of private placement shares of common stock to employees of the Company totaling $1,525,316 for the nine months ended September 30, 1998. Cash resources were used to fund QuickCREDIT Corp., following the acquisitions of Credit Bureau Services, Inc., Florida Credit Bureau, Inc., and EJG Services, Inc., as well as for working capital for TriMax Systems, Inc., and MultiTask Computer Systems, Inc.

     In October, the Company completed a financing for $1.5 million with Waterside Capital Corporation, (Waterside) a Virginia based (SBIC) small business investment company. The Company has agreed to issue 1,500 shares of Class C Preferred Stock with a dividend rate of 12.5% per annum. The shares are redeemable by the Company at any time without penalty. The preferred shares will be redeemed by the Company at the end of a five-year period. Additionally, 500,000 warrants were issued to Waterside. Each warrant entitles Waterside to purchase one share of common stock in the Company at prices ranging from $2.15 to $3.00 per share. In light of the fact that the Company was not able to lawfully assign rights and preferences to a class of preferred stock under its Articles of Incorporation, the Company issued to Waterside a promissory note
(Note) in the aggregate principal amount of $1,500,000 in lieu of issuing the preferred stock at closing. The Note bears interest at the rate of 14% per annum; provided, however, that should the Company issue to Waterside the shares of the Company's Series C Preferred Stock contemplated in the transaction prior to January 15, 1998, all of the Company's obligations under the Note, including without limitation its obligation to pay interest, shall terminate. Each of the Company's subsidiaries has guaranteed the Note. The proceeds of this financing were used to reduce the outstanding note payable to the former owners of EBS by an amount of $375,000, and the balance was used for working capital and to accelerate the development of our current software development projects.

     In early November, the latest releases of ACES 98, DESC and our QuickCREDIT for Windows software programs were all released and fully paid for and reported in good working order.

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

                           PART II - OTHER INFORMATION



Item 2. Changes in Securities and Use of Proceeds

     During the three months ended September 30, 1998, the Company sold 296,712 shares of common stock resulting in proceeds of $596,957. During the three months ended September 30, 1998, 20,000 stock options were exercised resulting in the issuance of 20,000 shares of common stock and proceeds of $17,500.

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



                                TRIANGLE IMAGING GROUP, INC.


Dated: 11/30/1998               By: /s/  Vito Bellezza
                                    Vito Bellezza
                                        President, Chairman of the Board,
                                        Chief Financial Officer, Chief Executive
                                            Officer and Director