Form 10KSB
period 1998-12-31
TRIANGLE IMAGING GROUP INC
filed 1999-04-30
CIK 764763

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------
                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998     Commission File Number 000-25213

                          TRIANGLE IMAGING GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Florida                                    59-2493183
    (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

1800 NW 49th Street, Suite 100, Ft. Lauderdale, FL                      33309
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:               (954) 229-5100
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.001 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

         Revenues for the Issuer's most recent fiscal year are $7,608,904.

         The aggregate market value of the voting stock held by non-affiliates of the Issuer as of April 20, 1999 was approximately $6,530,960.

         The number of outstanding shares of the Issuer's common stock as of April 20, 1999 was 14,143,791 shares.
                      DOCUMENTS INCORPORATED BY REFERENCE:

         NONE.
================================================================================

                          TRIANGLE IMAGING GROUP, INC.

                                TABLE OF CONTENTS


PART I                                                                      PAGE

Business......................................................................1
Properties...................................................................15
Legal Proceedings............................................................15
Submission of Matters to a Vote of Security Holders..........................16

PART II

Market for Common Equity and Related Stockholder Matters.....................17
Management's Discussion and Analysis.........................................18
Financial Statements ........................................................20
Changes In and Disagreements With Accountants on Accounting
  and Financial Disclosure...................................................21

PART III

Directors, Executive Officers, Officers, Promoters and Control Persons;
  Compliance with Section 16(a) of the Exchange Act..........................21
Executive Compensation.......................................................25
Security Ownership of Certain Beneficial Owners and Management...............33
Certain Relationships and Related Transactions...............................34

Exhibits, Lists and Reports on Form 8-K......................................37

ITEM 1   BUSINESS

GENERAL

         Triangle Imaging Group, Inc. (collectively with the subsidiaries, the "Company" or "Triangle") through its operating subsidiaries creates software and provides services to the mortgage lending and credit agency industries. All of the Company's business operations are conducted through Engineered Business Systems, Inc. ("EBS") and QuickCREDIT Corp. ("QCC") and its subsidiaries. EBS, acquired by the Company in December 1996, develops and sells software quality assurance products and services for the mortgage and credit industry. QCC, formed by the Company in February 1998, acquired three (3) credit agencies in April and May 1998. Through its three (3) wholly owned subsidiaries, QCC compiles, organizes and sells comprehensive credit reports to its customers.

HISTORICAL INFORMATION

         The Company was incorporated in December 1984 as Benefit Performances of America, Inc. ("Benefit") to engage in the business of promoting concerts, shows and other entertainment productions. In April 1988, Benefit ceased operations and in September 1988 Benefit acquired all of the outstanding stock of The Triangle Group, Inc., a data processing consulting and software development firm. In November 1988, Benefit changed its name to The Triangle Group, Inc. ("Triangle Group"). In September 1992, Triangle Group concluded its business as a result of insufficient working capital. From September 1992 to January 1993, the Company had no business activities and Vito Bellezza, a minority stockholder, approached the Board of Directors regarding the purchase of the shares of Common Stock held by management and other insiders. In January 1994, Mr. Bellezza acquired from certain existing stockholders 2,970,000 shares of Common Stock, representing 52% of the total shares of common stock outstanding.

         In April 1995, Triangle Group acquired Pegasus Technologies, Inc. ("Pegasus"), a company which purportedly owned cutting edge imaging technology used for the inspection of aircraft. In May 1995, Triangle Group, under the direction of the principal of Pegasus, changed its name to the Company's current name, Triangle Imaging Group, Inc. After discovering that Pegasus misrepresented its ownership rights to the imaging technology, the Company rescinded the transaction and canceled certain of the shares issued in connection therewith.

         In December 1996, the Company paid an aggregate purchase price of $2,620,915 to acquire 760 shares of EBS common stock, or 95% of the total number of shares of EBS common stock outstanding. The purchase price included the payment of $896,000 in cash, 500,000 shares of Triangle Common Stock and a promissory note in the principal amount of $1,600,000 (the "Note"). The Note (i) bears interest at the prime rate per annum (but no less than 8% and no more than 9% per annum), (ii) is payable monthly, (iii) is secured by all assets of Triangle and EBS, and (iv) requires a balloon payment of the balance of the Note on February 1, 2000. In December 1997, the Company acquired 40 shares of EBS Common Stock (the remaining 5% of shares outstanding) for an aggregate purchase price of $153,250. In October 1998, the Company made an additional principal payment of $375,000 to reduce the balance of the Note incident to certain capital raising activities of the Company as required by the agreements ancillary to the purchase by the Company of the EBS Common Stock. Currently, the principal balance of the balloon payment of the Note due on February 1, 2000 is $400,000.

         The executive offices of the Company are located at 1800 NW 49th Street, Suite 100, Ft. Lauderdale, FL 33309 (Telephone (954) 229-5100).

RECENT DEVELOPMENTS

         On November 18, 1998, the Board of Directors of the Company convened a meeting with all six members of the Board attending. Information was presented concerning certain alleged activities of Vito Bellezza, the Company's Chief Executive Officer and Chairman of the Board. The members of the Board of Directors adopted certain resolutions which, among other things, established a Special Committee of the Board to investigate certain transactions in the Company's common stock which may have involved Mr. Bellezza. In addition, Mr. Bellezza and Judith Bellezza, the wife of Mr. Bellezza and an administrative assistant at the Company, each agreed to take a two week vacation commencing immediately during which period of time the Special Committee (and special counsel engaged by the Special Committee (the "Special Counsel")) could conduct a prompt and thorough investigation of the alleged transactions.

         On December 1, 1998, the Special Committee convened a meeting with all three members of the Committee in attendance. The Committee unanimously resolved to temporarily suspend Mr. Bellezza as Chief Executive Officer and Chairman of the Board of the Company until such time that Mr. Bellezza provided testimony to the Special Committee (and its counsel) and provided the Special Committee with certain requested documents.

         On December 3, 1998, the Special Committee convened a meeting with all three members of the Committee in attendance. In response to Mr. Bellezza's refusal (i) to acknowledge the authority of the Special Committee, and (ii) to respect and honor the temporary suspension of his duties of Chief Executive Officer and Chairman of the Board, the Special Committee unanimously resolved to engage counsel to petition a court of competent jurisdiction to enforce the temporary suspension of Mr. Bellezza. On December 9,1998, Mr. Bellezza reported to the Board of Directors that a majority of the Company's shareholders allegedly elected to remove J. Alan Lindauer, Charles D. Winslow and Harold S. Fischer as Directors. Mr. Bellezza, Franz Fideli and Peter Bellezza purported to take certain actions pursuant to this disputed vote, which actions included, among other things, the termination of Mr. Fischer as President of the Company and the termination of certain other officers of the Company, including Mr. Greg
J. Seminack, the Company's Vice President-Finance, and Mr. Patrick J. Haney, the Executive Vice President of QCC. On December 17, 1998, certain stockholders filed an Amended Complaint with the Circuit Court of the 17th Judicial Circuit in Broward County, Florida (the "Circuit Court") against the Company, Vito Bellezza, Judith Bellezza, Franz Fideli, a director of the Company since February 1994, and Peter Bellezza, a director of the Company since February 1994 and the brother of Vito Bellezza, asserting a stockholder derivative action with respect to the allegations involving Mr. Bellezza. On December 21, 1998, the

Court entered an Order requiring that the parties agree to jointly select a new special counsel by December 24, 1998 to investigate the allegations involving Mr. Bellezza.

         As of December 23, 1998, stockholders holding a majority of the shares of common stock outstanding of the Company voted in favor of a new board of directors consisting of J. Alan Lindauer, Charles D. Winslow and Harold S. Fischer, the Company's President. As a result, Messrs. Vito Bellezza, Peter Bellezza and Franz Fideli are no longer members of the Board of Directors and Mr. Winslow serves as the Company's Chairman of the Board. On December 23, 1998, the Company also filed a Form 8-A with the Securities and Exchange Commission (the "Commission") which registered the Company's shares of common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "1934 Act"). As a result, the Company is obligated to file periodic reports with the Commission as required by the 1934 Act.

         On January 14, 1999, a hearing was held before the Circuit Court and an order was entered on February 22, 1999 (the "Order"). The Order (i) appointed Harold S. Fischer, the President and a member of the Board of Directors of the Company, as a receiver until the next annual meeting of the Company's stockholders, (ii) confirmed the validity of the election of the Company's Board of Directors consisting of Harold S. Fischer, J. Alan Lindauer and Charles D. Winslow by the Company's stockholders as of December 23, 1998, and (iii) required the parties to submit their dispute to non-binding mediation.

         On February 12, 1999, the Special Counsel delivered its report documenting the results of its investigation to the Board of Directors. On March 17, 1999, the Company terminated Mr. Bellezza for "Cause" as defined in his employment agreement with the Company. The Board of Directors is presently investigating whether Company securities presently held by Mr. Bellezza and his family and associates were validly issued.

         As of April 16, 1999, shareholders of the Company beneficially holding an aggregate of 6,368,454 shares of Common Stock, or 45.7% of the total number of shares then outstanding, entered into a Stockholders Agreement pursuant to which the participating shareholders (the "Participating Shareholders") agreed to certain matters pertaining to the governance of the Company and the circumstances under which the shares held by the Participating Shareholders may be sold or transferred. The Participating Shareholders agreed, among other things, that (i) at any annual or special meeting of stockholders called for the purpose of voting on the election of directors, or by consensual action of stockholders with respect to the election of directors, the Participating Stockholders will vote the shares of the Company's Common Stock held thereby in favor of the directors nominated by Harold S. Fischer, the Company's President, and (ii) except for certain permitted transfers, each Participating Shareholder will not sell or transfer shares of the Company's Common Stock held thereby without first granting the Company and then the other Participating Shareholders with a right of first offer. Although the Company is not a party to the Stockholders Agreement, certain members of management are Participating Shareholders, including Harold S. Fischer, the Company's President.

ENGINEERED BUSINESS SYSTEMS, INC.

         EBS designs, develops, markets and supports a family of PC-based software products for the credit reporting and mortgage banking industries. EBS software products include (i) the ACES(TM) Quality Control System, a quality assurance program for mortgage lenders, (ii) the EBS Xchange(R), an automated merged infile system with electronic data interchange (EDI) capabilities, and
(iii) the CRIS(R) Mortgage Reporting System, credit reporting software. In addition to selling the ACES(TM) software program, EBS also provides ACES(TM) Quality Control Solutions, an outsourcing service that uses ACES(TM) software to assist mortgage banking institutions in their quality assurance function.

         In the second quarter of 1998, EBS released two (2) new software products. ACES 98 (a Windows 95 and Windows NT version of ACES(TM)) and DESC(TM)(Data Evaluation and Selection Criteria module).

         In February 1998, EBS implemented its new consulting services division. The EBS Consulting Services Division, offers clients extensive expertise in, among other things, mortgage quality evaluation, program risk analysis, and operation reviews that focus on maximizing revenue and reducing risk. It is critical for mortgage lenders to establish and evaluate effective operating procedures while assessing and managing risk inherent in the mortgage industry.

PRODUCTS AND SERVICES

ACES(TM)

         ACES(TM) software has been created, developed and sold by EBS to assist Mortgage lenders in assessing the accuracy of the information gathered in connection with making a loan. When considering whether to lend funds, a mortgage lender has potential borrowers complete a mortgage application. From this application and other accumulated information, the lender determines whether the applicant qualifies for a loan. As part of this loan process, the lender must also assess whether the property being purchased is of sufficient value to collateralize the loan. If the information obtained regarding the potential borrower and the property to be pledged as collateral satisfy certain lending criteria, the loan can then be made by the mortgage lender. Frequently, the mortgage lender then bundles a number of loans together and sells the portfolio of loans to Fannie Mae, Freddie Mac, Federal Housing Authority ("FHA"), Veterans Administration ("VA"), and other mortgage investors.

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

         ACES(TM) also contains a loan selection module that enables the user to Select loans for review from the entire universe of loans originated, with specific criteria or risk elements. This module randomly selects loans to insure no undue bias.

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

         In the second quarter of 1998, EBS released its ACES 98 software. ACES 98, a Year 2000 compliant program, is a Windows 95 and Windows NT based product which includes enhanced reporting modules. These new reporting modules generate clearer and more concise reports as well as trend information that was not available in the previous versions of ACES(TM). As a result, ACES 98 functions more efficiently and effectively than earlier versions of ACES(TM).

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

DESC(TM)

         In the second quarter of 1998 EBS released DESC (Data Evaluation and Selection Criteria), its statistical sampling software. This new tool, while providing mortgage lenders with the ability to draw sample data based on their own criteria, also allows them the ability to categorize their samples into predetermined risk groups for statistical sampling purposes. Known as "stratification," this function gives lenders the ability to validate risk assumptions by any number of factors as well as to assure themselves of the overall quality of the mortgage loans being sold into the secondary market. This methodology supports EBS's clients ability to maximize the information obtained from the quality control process while minimizing the actual number of mortgage files to be reviewed.

COMPAREX

         This previously announced project to develop a data warehouse and comparison project has been expanded and restructured. EBS, through its contractual agreements, processes and retains extensive statistical data on mortgage loans nationwide. The type of information collected and compiled by EBS is useful on an individual lender by lender basis by providing mortgage companies with valuable industry comparisons. It is of even greater value when correlated to loan performance. Therefore, EBS has sought out and secured a relationship with a provider of loan performance information and intends to make available to the market, a product that provides comparisons on the impact of loan exceptions across the industry. It is uncertain at this time when this product will be delivered to the market.

EBS CONSULTING SERVICES

         Since its inception in February 1998, EBS Consulting Services has provided advice to a variety of mortgage lenders on operations, systems and personnel. Aimed at supporting the efforts of the mortgage quality professional, the consulting division ensures that all clients are assisted in the effective implementation of software products marketed by EBS. This program is focused towards a process measurement approach which has proven to be effective in providing mortgage-lending management with key process quality information. EBS Consulting Services also provides an analysis of overall quality control operations for lenders and has the ability to assist them in the development and implementation of large-scale quality initiatives.

THE MORTGAGE INSTITUTE

         The EBS Institute began operation in the third quarter of 1998. Led by education professionals experienced in adult education and distance learning programs, the institute is focused on implementing a comprehensive educational program for mortgage professionals in the area of quality control and process management. The cornerstone course, "Foundations in Quality" was presented as the preceding session of the Mortgage Banker's Association (MBA) Quality Assurance Conference in September 1998, and has been presented to individual mortgage lenders. The institute also offers a course on Loss Mitigation, developed at the request of the MBA, that has been offered and presented since the fourth quarter of 1998. The institute is currently developing a curriculum on fraud awareness which is scheduled for implementation in the third quarter of 1999. In addition to being presented in regularly scheduled sessions, the programs are available to lenders at their locations upon request.

CRIS(R)

         CRIS(R) software has been created, developed and sold by EBS to assist Credit agencies in compiling comprehensive credit reports for their customers. To date, over 350 credit agencies have purchased the personal computer based CRIS(R) program, each of which have also entered into a software maintenance agreement with the Company. The CRIS(R) program enables credit agencies through its built-in communication software to access information from all three major credit information repositories -- Experian (formerly, TRW), Equifax and

TransUnion. CRIS(R) then automatically consolidates the credit information obtained from these sources and creates a simplified, comprehensive credit report. The program can then generate, upon demand, letters requesting an explanation of information in the report that requires clarification. In addition, CRIS(R) also provides credit agencies with an accounts receivable and billing system to charge their customers for reports generated by the CRIS(R) program.

         CRIS(R), a Year 2000 compliant program, is installed by EBS on a customer's personal computer or sold pre-loaded on new computer hardware.

EBS XCHANGE(R)

         EBS also creates credit reports for its credit agency and mortgage lending customers. Typically, a customer will need a credit report on an individual because a lender is considering making a loan to such individual. The credit agency will then request electronically through the EBS Xchange(R) that a report be compiled on such individual. By using the CRIS(R) program internally, EBS can generate and communicate a full credit report to its customer in a few minutes. EBS charges a fee for compiling each report and charges an additional fee if its credit agency customer does not have its own account with each of the credit information repositories.

QUICKCREDIT FOR WINDOWS

         In June of 1998, QCC introduced QuickCREDIT for Windows, a software application which enables credit agency clients to access via telephone modem the EBS Xchange system for the purpose of requesting and compiling individual credit reports. This application operates on Windows 3.1, Windows 95 and Windows NT operating systems and is accessible by industry accepted modems. QuickCREDIT for Windows is provided without cost to the client, however it derives revenue on a transactional basis when used.

SALES AND MARKETING

         In order to service its customers, EBS and QCC presently employ a combined sales force of eleven (11) sales representatives. These sales representatives work on a salary plus commission basis and are responsible for placing their respective products with its principal customers, which include commercial banks, mortgage brokers, savings and loan associations, credit unions, credit agencies and other lenders. The sales representatives are supported by a marketing services staff and seven (7) technical customer service representatives.

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

BACKLOG

         At December 31, 1998, EBS had no contract backlog. Revenues from sales are recorded upon software delivery, hardware delivery, and training. EBS has entered into one to two year contracts for services that obligate customers to specific minimum transactions with EBS.

EMPLOYEES

         At March 31,1999 the Company, through its operating subsidiaries, currently employs approximately 84 people of which 11 are engaged in marketing and sales, 16 are engaged in programming and customer service and 12 are involved in finance and administration. None of the employees are union members and none are covered under any collective bargaining agreements. EBS considers relations with its employees to be good. See "Recent Developments."

PATENTS AND TRADEMARKS

         The EBS Xchange(R) and QuickCREDIT(R) trademarks have been registered in International Class 9 in the United States Patent and Trademark Office ("PTO") and the Company has several applications for registration pending in the PTO. Through the Company's five (5) year long use of the ACES(TM) trademark in the United States in connection with computer software, the Company has also acquired common law trademark rights in the ACES(TM) trademark. There can be no assurance, however, that the Company will be able to effectively obtain rights in the Company's mark throughout all the countries of the world. The failure of the Company to protect such right from unlawful and improper appropriation may have a material adverse effect on the Company's business, financial condition and results of operation.

INSURANCE

         The Company maintains insurance with respect to its properties and operations in such form, in such amounts and with such insurers as is customary in the businesses in which the Company is engaged. The Company believes that the amount and form of its insurance coverage are adequate at the present time.

RESEARCH AND DEVELOPMENT

         During 1998, the Company expensed approximately $1,032,272 of external research and development costs. Approximately 50% of the internal EBS programming resources are engaged in research and development activities. These internal resources were accounted in the Company's general and administrative costs. Research and development expenses related to external vendors were $1,032,272. The development activities were focused on upgrading the ACES and QCC products to a Microsoft Windows environment.

         The Company estimates the future spending for research and development for the fiscal year 1999 to be approximately $1,000,000 and will be funded by a combination of equity and debt financing.

QUICKCREDIT CORP.

         QuickCREDIT Corp. ("QCC") was formed by the Company as a wholly owned subsidiary in February 1998 for the purpose of acquiring local credit reporting agencies. Presently, EBS offers its CRIS(R) software and EBS Xchange(R) services to credit agencies who in turn service their customers. The Company believes that QCC can be successful in offering its expertise and experience directly to end users. In April 1998, QCC acquired two privately held credit agencies located in Fort Lauderdale, Florida and Orlando, Florida. In May 1998, QCC acquired a third credit agency located in Jacksonville, Florida. QCC maintains each of the acquired credit agencies as separate subsidiaries and has consolidated the operations of the Fort Lauderdale credit agency and the Orlando credit agency in QCC's corporate offices in Fort Lauderdale, Florida. QCC continues to operate the Jacksonville credit agency out of its original offices in Jacksonville, Florida.

         In March, 1999, QCC entered into an Agreement for Joint Product Development, Sales and Marketing with an Atlanta, Georgia based company for the development and marketing of two new products. QCC's partner in this project is a company having annual gross revenues in excess of $300,000,000 that offers certain consumer products to bank credit card holders through (i) direct marketing materials included with account holder billing invoices, (ii) direct mail marketing and (iii) a telemarketing sales force. QCC's partner currently markets products to over 120,000,000 bank credit card holders. The two products to be developed and marketed under the agreement are a credit card registration product ("Card Registration Product") and a credit monitoring product ("Credit Monitoring Product"). The Card Registration Product will offer to the credit card holder the opportunity to register each of his or her bank credit cards, oil company credit and store credit cards to allow quick and easy cancellation by the cardholder in the event any or all of the registered credit cards are lost or stolen. In the event of loss or theft, the cardholder notifies QCC through a toll free telephone call of the loss or theft and QCC (i) arranges for cancellation of the cards identified by the card holder to be cancelled (ii) reorders the cancelled cards and (iii) provides emergency cash and certain other emergency services to the card holder. The Credit Monitoring Product will offer credit reporting services and related data collection services to individual consumers to permit such persons to obtain periodic information about their credit history. Credit information will be gathered from each of the three credit repositories (Equifax, TransUnion Corporation and Experian) and reported to the customer each calendar quarter. Customers having questions or concerns regarding the information appearing on their credit report will be directed to the National Consumer Credit Counseling Service.

TRIMAX SYSTEMS CORP.

         On May 30, 1998 the Company acquired TriMax Systems Corp. and MultiTask Corp. for 405,000 shares of the Company's common stock. At the time of the
acquisition,   the  Company   understood   TriMax  to  have   certain   business
relationships and to have a financial history that was later revealed to be different than that initially contemplated. On September 30, 1998, the Company and the former principal shareholders of TriMax mutually agreed to rescind the acquisition of TriMax. Pursuant to the rescission agreement, the 270,000 shares delivered by the Company as payment of the purchase price for all of the outstanding shares of TriMax were cancelled and the TriMax shares were returned to the former TriMax shareholders. In addition, the Company entered into consulting contracts with each of the former TriMax shareholders and the former Chairman of the Board of the Company caused the Company to grant 100,000 stock options having an exercise price of $0.20 per share to each of the two former shareholders of TriMax. The Company has not made any payments under the consulting contracts and has suspended the right of exercise under the stock option agreements until such time as an investigation into the granting of such options and the relationship between each of the former shareholders of TriMax and the former Chairman of the Board of the Company has been completed. See "Recent Developments" and "Legal Proceedings."

         IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         LIMITED HISTORY OF BUSINESS OPERATIONS; ANTICIPATED LOSSES. The Company has a limited operating history on which to base an evaluation of its business and prospects, having only commenced its present operations through its Engineered Business Systems, Inc. subsidiary in December, 1996. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, maintain and increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide superior customer service, respond to competitive developments, and attract, retain and motivate qualified personnel. Although initial customer acceptance of the Company's services has been encouraging, the Company is unable to predict with certainty how demand for these services may develop over time. The Company's future profitability depends in large measure on acceptance of the Company's products and services.

         The Company has incurred losses for the twelve months ended December 31, 1998 of approximately $5,100,000. Inasmuch as the Company will continue to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with both the marketing and expansion of its business (including, without limitation, salaries of executive, technical, marketing and other personnel), the Company anticipates that it will continue to incur losses until such time as the Company is able to generate sufficient revenues to finance its operations.

         SIGNIFICANT CAPITAL REQUIREMENTS; WORKING CAPITAL DEFICIT; NEED FOR ADDITIONAL FINANCINGS. The Company's capital requirements have been and will continue to be significant. At December 31, 1998, the Company had a working capital deficit and the Company's working capital deficit is increasing through the date of the filing of this Annual Reports on form 10-KSB. To date, the Company's capital requirements have been satisfied primarily by the sale of debt and equity securities, and capital contributions. The Company is dependent on and intends to use the proceeds from these types of financings to continue the implementation of its proposed plan of operation. During the quarter ended March 31, 1999, the Company sold an aggregate of 416,183 shares of Common Stock for an aggregate of $416,183.

         RECENT DEVELOPMENTS; LITIGATION. The Company is a defendant in one lawsuit styled, THOMAS L. BAUER, ET AL V. TRIANGLE IMAGING GROUP, INC., VITO A. BELLEZZA, JUDITH BELLEZZA A/K/A JUDITH KLOTZ, PETER BELLEZZA AND FRANZ FIDELI in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida filed in December 1998 by in excess of 25 of the Company's shareholders some of whom are officers and employees of the Company (the "Shareholder Litigation"). The Shareholder Litigation alleges, among other things, breaches of fiduciary duty, self-dealing, stock manipulation and insider trading by Mr. Bellezza, the Company's former Chief Executive Officer and Chairman of the Board. The lawsuit further alleges certain claims against Judith Bellezza for her alleged participation in Mr. Bellezza's complained of activities, as well as claims against Franz Fideli and Peter Bellezza arising from the failure to discharge their fiduciary duties as directors of the Company when presented with the allegations against Mr. Bellezza and Judith Bellezza.

         On November 20, 1998, a Special Committee of the Board of Directors retained the Special Counsel (a law firm specializing in corporate and securities laws matters) to assist the Special Committee in its investigation with respect to the allegations later raised in the Shareholder Litigation for the purpose of determining the validity of such allegations. The Special Counsel delivered its report (the "Special Counsel Report") dated February 12, 1999 to the Board of Directors. The Company's litigation counsel has reviewed the Special Counsel Report and will advise the Company on the Company's defenses to the claims raised against the Company in the Shareholder Litigation and whether the Company should pursue separate litigation against Mr. Bellezza, Judy Bellezza, Peter Bellezza and Franz Fideli. At this time, it is uncertain whether the Company will pursue such separate litigation and what course the Shareholder Litigation may take or the outcome of such litigation.

         In addition to the foregoing, in January, 1999, Waterside Capital Corporation ("Waterside") filed a lawsuit against the Company (the "Waterside Litigation") in the United States District Court for the Eastern District of Virginia, Civil Action No. 2:98 cv 1468, based upon alleged defaults by the Company under a promissory note in the original principal amount of $1,500,000, dated October 15, 1998, and alleged breaches of contract under certain related investment agreements. The Company and Waterside reached a settlement of the litigation pursuant to which the Company repriced certain stock purchase warrants granted to Waterside at the time of the closing of Waterside's investment in the Company. Pursuant to the settlement, the purchase price for the shares underlying the warrants was reduced from a range of $2.15 per share to $3.00 per share down to $.05 per share. In exchange for the repricing of the warrants, Waterside dismissed the Waterside Litigation and delivered to the Company a contingent general release. The release provides that Waterside may not refile the lawsuit with the same claims set forth in the Waterside Litigation unless certain members of management and/or members of the Company's Board fail to remain in such positions through the date of the second annual meeting of shareholders held after the date of the settlement.

         It is anticipated that litigation may also result from the rescission of the TriMax acquisition in September 1998. The former shareholders of TriMax have demanded the right to exercise the stock options purportedly granted to each of them by the Company's former Chairman which right of exercise the Company has suspended and is currently reviewing. See "TriMax Systems Corp."

         In the event that the foregoing legal disputes or any other legal matters are determined in favor of an opposing party, the Company may be materially and adversely effected. In addition, the Company may continue to incur significant legal expenses from the foregoing legal disputes or other legal matters which may materially and adversely effect the Company.

         ECONOMIC CONDITIONS. The mortgage industry is significantly effected by general economic conditions, particularly long-term interest rates. When long term interest rates are relatively low, homeowners refinance their existing mortgages and demand for new mortgages increases significantly. During the past several years interest rates have been relatively low resulting in increased demand for the products and services provided by the Company. If economic conditions decline and/or long term interest rates increase, demand for the Company's products and services may be severely effected. As a consequence, the Company's revenues may decline materially.

         IMPACT OF WARRANT AND OPTION EXERCISE; PUT OPTIONS. As of the date hereof, the Company believes there are warrants and options outstanding exercisable for not less than 2,800,000 shares of Common Stock. The exercise price of these warrants and options range from $.05 per share to in excess of $3.00 per share. The Board of Directors is presently investigating the validity of the issuance of certain of these securities, and therefore, the number of options issued and outstanding and the shares subject to issuance upon the exercise thereof is subject to change. No assurance can be given that any of such securities will be cancelled. In the event of the exercise of a substantial number of Warrants and/or Options, the resulting increase in the amount of Common Stock of the Company could substantially dilute investors ownership interests in the Company and may negatively effect the market price or the shares of Common Stock.

         QCC acquired three credit services bureaus in 1998. As part of the purchase price for the credit bureaus, the Company issued a total of 495,000 shares of the Company's common stock (the "Issued Stock"). The former shareholders of each of the acquired entities that received the Issued Stock were granted a put option (the "Put Option") giving such stockholders the right, upon the occurrence of certain circumstances, to require that the Company repurchase the stock at a repurchase price of $3.00 per share (the "Repurchase Price"). Since the market price per share of the Company's common stock at December 31, 1998 was, and continues to be, below the Repurchase Price, the Company has recorded a liability in the amount of $1,485,000. In the event that all or part of the Put Options are exercised, the Company may be required to repurchase all or part of the Issued Stock which could result in the Company being obligated to make payments in excess of available funds.

         RELIANCE ON KEY PERSON. The Company is dependent upon Harold Fischer, the Company's President. Should Mr. Fischer cease to be affiliated with the Company, there could be a material adverse effect on the Company's business and prospects. There can be no assurance that a suitable replacement could be hired without the Company incurring substantial additional costs.

         LIMITED TRADING MARKET; RESTRICTIONS ON TRANSFERABILITY. The Company's shares of Common Stock trade on the OTC Bulletin Board with limited daily trading volume. Investors should be aware that the nature of the OTC Bulletin Board, the lack of market analysts following the Company's Common Stock and the resulting limited trading volume may make it difficult or impossible for investors to sell their holdings. In addition, efforts to sell blocks of Company Common Stock that are large in relation to the average daily trading volume may cause significant downward pressure on the market price of the Company's Common Stock.

         PRODUCT CONCENTRATION. Although the Company sells a variety of products and services, the bulk of the Company's revenues are concentrated in the ACES product line. The Company Revenues from the ACES products represented over 45% of the Company's total revenues in 1998. The Company expects that revenues from these products will continue to account for a substantial portion of the Company's revenues. The life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of some of the Company's products to market, the future effect of product enhancements and future competition. Declines in demand for these products, whether as a result of competition, technological change or otherwise, or price reductions would have a material adverse effect on the Company's operating results.

         COMPETITION. The market for the Company's products is intensely competitive. The Company expects competition to increase and the Company's market share to decline as other companies introduce additional and more competitive Microsoft Windows(R)-based products in this emerging market segment. Many of the Company's present or anticipated competitors have substantially greater financial, technical, marketing and sales resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future.

         DEPENDENCE ON OPERATING ENVIRONMENTS. The Company's software development tools are designed for use with computers running in the Microsoft Windows(R) operating environment. Future sales of the Company's products are dependent upon continued use of this operating environment. In addition, changes to these software programs require the Company to continually upgrade its products. Any inability to produce upgrades or any material delay in doing so would adversely affect the Company's operating results. The successful introduction of new operating systems or improvements of existing operating systems that compete with these software programs also could adversely affect sales of the Company's products and have a material adverse effect on the Company's operating results.

         RAPID TECHNOLOGICAL CHANGE. The market for the Company's products is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. While the Company to date has been committed to the Microsoft Windows(R), and Windows(R) NT, platforms, the introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving end-user requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenues. In the past, the Company occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

         MANAGEMENT OF GROWTH. The Company has recently experienced rapid growth in the number of employees, the scope of its operating and financial systems and the geographic area of its operations. This growth has resulted in an increase in the level of responsibility for both existing and new management personnel. To manage its growth effectively, the Company will be required to continue to implement and improve its operating and financial systems and to expand, train and manage its employee base. There can be no assurance that the management skills and systems currently in place will be adequate if the Company continues to grow. The Company may make additional acquisitions in the future. The Company's management has only limited experience with acquisitions, which involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired companies.

         DEPENDENCE ON PROPRIETARY RIGHTS. The Company regards its software as proprietary and attempts to protect it with copyrights, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. However, the Company has no patents, and existing copyright laws afford only limited practical protection for the Company's software. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company licenses its products primarily under "shrink wrap" license agreements that are not signed by licensees and therefore may be unenforceable under the laws of certain foreign jurisdictions. In addition, in some instances the Company licenses its products under agreements that give licensees limited access to the source code of the Company's products. Accordingly, despite precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information that the Company regards as proprietary. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that such software will become increasingly the subject of claims that such software infringes the rights of others. Although the Company does not believe that its products infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. In addition, there can be no assurance that such licenses will be available on reasonable terms, or at all.

         NO DIVIDENDS AND NONE ANTICIPATED. To date, the Company has paid no dividends. For the foreseeable future, earnings generated from the Company's proposed operations will be retained for use in the Company's business.

         FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE. This Memorandum contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by, and information currently available to, management. When used in this Memorandum (including Exhibits), words such as "anticipate," "believe," "estimate," "except," and, depending on the context, "will" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

         YEAR 2000. The Company recognizes that a challenging problem exists in that many computer systems worldwide do not have the capability of recognizing the year 2000 or the years thereafter. No easy technological "quick fix" has yet been developed for this problem. The Company has spent a considerable sum of money to assure that all its software programs are year 2000 compliant and believes that they will be year 2000 compliant during 1999, most likely during the first half of the year. This "Year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own software and from third parties with whom the Company deals. Such failures of the Company and/or third parties' computer systems could have a material adverse effect on the Company and its ability to conduct its business in the future.

ITEM 2.  PROPERTIES

         The Company leases a facility in Fort Lauderdale, Florida consisting of approximately 20,000 square feet of office and research and development space. The Company has a lease through January, 2003, at a base monthly rental increasing from approximately $16,800 per month to $20,000 per month during the first year of the lease. The lease provides for a base monthly rental of approximately $20,000 during years two through five of the lease. Prior to the end of the fifth year of the lease, the Company has the right to renew the lease for an additional five year term at a base monthly rent of approximately $23,500 during each of the five years of the renewal term.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a defendant in one lawsuit styled, THOMAS L. BAUER, ET AL V. TRIANGLE IMAGING GROUP, INC., VITO A. BELLEZZA, JUDITH BELLEZZA A/K/A JUDITH KLOTZ, PETER BELLEZZA AND FRANZ FIDELI in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida filed in December 1998 by in excess of 25 of the Company's shareholders some of whom are officers and employees of the Company (the "Shareholder Litigation"). The Shareholder Litigation alleges, among other things, breaches of fiduciary duty, self-dealing, stock manipulation and insider trading by Mr. Bellezza, the Company's former Chief Executive Officer and Chairman of the Board. The lawsuit further alleges certain claims against Judith Bellezza for her alleged participation in Mr. Bellezza's complained of activities, as well as claims against Franz Fideli and Peter Bellezza arising from the failure to discharge their fiduciary duties as directors of the Company when presented with the allegations against Mr. Bellezza and Judith Bellezza.

         On November 20, 1998, a Special Committee of the Board of Directors retained the Special Counsel (a law firm specializing in corporate and securities laws matters) to assist the Special Committee in its investigation with respect to the allegations later raised in the Shareholder Litigation for the purpose of determining the validity of such allegations. The Special Counsel delivered its report (the "Special Counsel Report") dated February 12, 1999 to the Board of Directors. The Company's litigation counsel has reviewed the Special Counsel Report and will advise the Company on the Company's defenses to the claims raised against the Company in the Shareholder Litigation and whether the Company should pursue separate litigation against Mr. Bellezza, Judy Bellezza, Peter Bellezza and Franz Fideli. At this time, it is uncertain whether the Company will pursue such separate litigation and what course the Shareholder Litigation may take or the outcome of such litigation.

         In addition to the foregoing, in January, 1999, Waterside Capital Corporation ("Waterside") filed a lawsuit against the Company (the "Waterside Litigation") in the United States District Court for the Eastern District of Virginia, Civil Action No. 2:98 cv 1468, based upon alleged defaults by the Company under a promissory note in the original principal amount of $1,500,000, dated October 15, 1998, and alleged breaches of contract under certain related investment agreements. The Company and Waterside reached a settlement of the litigation pursuant to which the Company repriced certain stock purchase warrants granted to Waterside at the time of the closing of Waterside's investment in the Company. Pursuant to the settlement, the purchase price for the shares underlying the warrants was reduced from a range of $2.15 per share to $3.00 per share down to $.05 per share. In exchange for the repricing of the warrants, Waterside dismissed the Waterside Litigation and delivered to the Company a contingent general release. The release provides that Waterside may not refile the lawsuit with the same claims set forth in the Waterside Litigation unless certain members of management and/or members of the Company's Board fail to remain in such positions through the date of the second annual meeting of shareholders held after the date of the settlement.

         It is anticipated that litigation may also result from the rescission of the TriMax acquisition in September 1998. The former shareholders of TriMax have demanded the right to exercise the stock options purportedly granted to each of them by the Company's former Chairman which right of exercise the Company has suspended and is currently reviewing. See "TriMax Systems Corp."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         As of December 23, 1998, a written consent of shareholders in lieu of a special meeting of shareholders (the "Written Consent") was executed by shareholders holding an aggregate of 6,541,999 shares of the Company's common stock, or 50.4% of the shares then outstanding. The sole purpose of the Written Consent was to elect Messrs. Harold S. Fischer, J. Alan Lindauer and Charles D. Winslow as directors of the Company. As a result, Messrs. Vito A. Bellezza, Franz Fideli and Peter Bellezza are no longer directors of the Company. See "Recent Developments" and "Legal Proceedings."


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's shares of Common Stock trade on the OTC Bulletin Board (the "Bulletin Board") under the trading symbol "TRIG." The Common Stock is regularly quoted and traded on the Bulletin Board.

         As of April 20, 1999, there were 14,143,791 shares of Common Sock issued and outstanding with approximately 975 holders of record of the Company's Common Stock with approximately 1,118 beneficial owners.

         The following table indicates the high and low bid prices for the Company's Common Stock for the two year period ending December 31, 1998 based upon information supplied by the Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

                                               HIGH ($)       LOW ($)
                                               --------       -------

Calendar 1998
-------------

January 1 through March 31                       2.81           1.50
April 1 through June 30                          5.75           2.25
July 1 through September 30                      4.44           1.94
October 1 through December 31                    2.00            .78

Calendar 1997
-------------

January 1 through March 31                        .87            .35
April 1 through June 30                          1.00            .53
July 1 through September 30                       .93            .56
October 1 through December 31                    1.62            .80

         As of April 20, 1999, the closing bid price for the Company's Common Stock was $.875 per share.

         The Company has never paid dividends on its shares of Common Stock and does not expect to pay any in the immediate future. The future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant to the Company's ability to pay dividends.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS DOCUMENT AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY THE COMPANY OR BY OFFICERS, DIRECTORS OR EMPLOYEES OF THE COMPANY ACTING ON THE COMPANY'S BEHALF THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER UNKNOWN FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THE HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO STATEMENTS WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES", "BELIEF", "EXPECTS", "INTENDS", "ANTICIPATES" OR "PLANS" TO BE UNCERTAIN FORWARD-LOOKING STATEMENTS. THE FORWARD LOOKING STATEMENTS CONTAINED HEREIN ARE ALSO SUBJECT GENERALLY TO OTHER RISKS AND UNCERTAINTIES THAT ARE DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

This section presents a review of the Company's financial condition and results of operations and should be read in conjunction with the consolidated financial statements of the Company and the notes included elsewhere herein.

The Company's total revenues for the fiscal year 1998 were $7,608,904 which is an increase of 38% over the Company's fiscal year 1997 revenues of $5,508,267. The increase was primarily a result of credit service bureau acquisitions made by QCC which was formed in May 1998 which accounted for revenue of $1,550,025.

For the year ended December 31, 1998, revenue for EBS was $6,058,879. This was an increase of $550,612 or 10% above 1997 revenue of $5,508,267. EBS accounted for 80% of the Company's 1998 revenue compared to 100% of the Company's 1997 revenue. The ACES product line accounted for 58%, CRIS transactional services 38% and DESC and Exchange was 4% of EBS revenue during the year ended December 31, 1998, respectively. ACES continued its strong growth, particularly in the outsourcing arena. Outsourcing revenue was up 36% or $588,000 over the prior year with 12 of EBS's top 15 clients being new customers doing business with EBS during 1998. CRIS revenue was down by $423,000 or 20% compared to the preceding year. This decline has been a function of the continued contraction of the Company's wholesale credit client base brought about by multiple mergers and acquisitions in the mortgage banking industry.

Reoccurring transactional revenue, including outsourcing (38%), wholesale credit reporting (28%) and annual software maintenance contracts (10%) made up 76% of EBS revenue during the year ended December 31, 1998. Sales of software (12%), the emerging consulting practice (4%) and other (8%) complete the remaining categories of revenue for EBS.

Revenue for the Company's newly formed QCC subsidiary was $1,550,025 for the period from May 1998 through December 1998. This revenue represents 20% of the Company's total revenue for the 1998 fiscal year. The Company's product portfolio has become more diverse with the acquisition of QCC firmly establishing the Company in the retail side of the credit reporting business. QCC revenue is made up entirely of transactional events based on processing credit reports to mortgage companies throughout the U.S.

The cost of sales for the Company was $2,272,657 in fiscal 1998 compared to $1,577,249 in fiscal 1997 which is an increase of $695,408 or 31% over the Company's fiscal 1997 cost of sales. Gross profit, as a percentage of revenue was 70% in fiscal 1998 compared with 71% in fiscal 1997.

The increase in gross profit was attributed to the increase in sales resulting from the QCC acquisition as well as increased sales and lower cost of sales from the EBS product lines. The slight decrease in the gross margin percentage is a result of a lower gross margin business generated by QCC offset by higher margins from the EBS product lines.

Selling, general and administrative expenses were $6,331,520 in fiscal 1998 compared to $2,753,406 in fiscal 1997, an increase of $3,578,174. The increase was partially a result of the increase in sales, however, most of the increase was due to the investment in the infrastructure that management believes is necessary for the Company's growth. Unfortunately, due to delays in the development of the ACES for Windows product and the DESC product and other distractions in the second half of the year, the Company's financial results have not benefited from the investment that it has made in its sales force, consulting practice, and management team. Other extraordinary expenses were incurred during 1998 and included an in depth accounting review of the Company's accounts receivable which resulted in a write off of $532,390 in bad debt expense and costs associated with moving the Company's headquarters of approximately $60,000. As a result in the change of management (see "Recent Developments"), the Company incurred legal expenses of approximately $194,000.

The Company expensed $1,032,272 in development costs to external vendors to further enhance its products. Most of the cost was incurred in the conversion of the ACES product to a Microsoft Windows environment. Development funds were also invested in the DESC product, which was in production during the second half of the year.

The 1998 results include a write off to goodwill for the rescission of the acquisition of Trimax Systems, Inc. ($44,178) and MultiTask Services, Corp. ($203,084). The Company has also taken an expense of $850,968 associated with the re-evaluation of the amount of goodwill that was established for QCC in connection with the credit bureau acquisitions in April and May 1998. The 1998 results include a write off of $467,090 in non-cash imputed compensation for certain consultants and officers that are no longer providing services to the Company.

Results from continuing operations were also affected by a write off of a deferred tax asset in the amount of $226,000. A provision for a reserve to cover anticipated litigation and restructuring expenses was established in the amount of $594,119.

Interest expense was $130,616 in 1998 compared to $110,182 in 1997 reflecting interest paid on two debt instruments. The Company issued one note in the original principal amount of $1,600,000 and bearing an annual interest rate of between 8% and 9% in connection with the purchase of EBS. The remaining principle balance of such note as of December 31,1998 is $700,000 and it becomes due and payable in February 2000 (See "Historical Information"). The second note in the original principal amount of $1,500,000 was issued in October 1998. This note bears interest at the rate of 14% per annum and is scheduled to be paid in full by October 2003. A portion of the proceeds from this note ($375,000) was used to reduce the outstanding principal balance of the note issued in connection with the EBS acquisition in accordance with the terms of the purchase documents relating thereto. The remaining proceeds were used for software development and working capital.

QCC acquired three credit services bureaus in 1998. As part of the purchase price for the credit bureaus, the Company issued a total of 495,000 shares of the Company's common stock (the "Issued Stock"). The former shareholders of each of the acquired entities that received the Issued Stock were granted a put option (the "Put Option") giving such stockholders the right, upon the occurrence of certain circumstances, to require that the Company repurchase the stock at a repurchase price of $3.00 per share (the "Repurchase Price"). Since the market price per share of the Company's common stock at December 31, 1998 was, and continues to be, below the Repurchase Price, the Company has recorded a liability in the amount of $1,485,000.

The Company reported a loss from continuing operations of $4,658,593 in the 1998 fiscal year compared to a profit of $1,045,488 in the 1997 fiscal year. In addition, the discontinued operations of Trimax and MultiTask resulted in a loss of $473,771 for a combined net loss to the Company of $5,132,364.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital and capital expenditures requirements with cash provided from operations, the private sale of the Company's stock, and debt financing. In 1999 the primary source of cash receipts will be from payments for software and services. The Company's management believes that cash flows from continuing operations will be sufficient to fund operational expenditures in the immediate future and that planned expansion will be funded with cash from operations and the proceeds from the issuance of equity and/or debt financing.

Management estimates the future spending for capital expenditures during the 1999 fiscal year will be approximately $300,000 and believes that the current and future cash flows from sales and debt and equity financing will be sufficient to fund the planned capital expenditures as needed.

At December 31, 1998, the Company had a working capital deficit of $742,288 compared to a working capital surplus of $325,874 at December 31, 1997.


ITEM 7.  FINANCIAL STATEMENTS

         See the Index to Financial Statements following Item 13 of this Annual Report for a listing of the financial statements included as part of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth certain information concerning the Company's directors and executive officers during the 1998 fiscal year:

--------------------------------------------------------------------------------

NAME                    AGE      POSITION(S) WITH THE COMPANY
----                    ---      ----------------------------

Vito A. Bellezza(1)      62      Former   Chairman   of  the   Board  and  Chief
                                 Executive  Officer of the  Company  and EBS and
                                 Director of QuickCREDIT Corp.
Harold S. Fischer        61      President  of the Company and EBS and  Director
                                 of the Company, EBS and QuickCREDIT Corp.
Greg J. Seminack         47      Vice President-- Finance of the Company
Rebecca B. Walzak        50      Vice   President   and   General   Manager   of
                                 Consulting Services of EBS
Patrick J. Haney         57      Executive Vice President of QuickCREDIT Corp.
Charles D. Winslow(2)    63      Chairman of the Board of the Company
J. Alan Lindauer         60      Director of the Company
William R. Daniels(3)    40      Former Vice President--  Mortgage  Services and
                                 Former Director of EBS
Franz A. Fideli(4)       76      Former Director of the Company and EBS
Peter J. Bellezza(5)     64      Former Director of the Company and EBS
Van Saliba(6)            41      Former President of QuickCREDIT Corp.
J.D. Talton(7)           31      Former Vice President-- Finance of EBS
Albert J. Briggs(8)      65      Former Vice President-- Product Development of
                                 EBS
Timothy F. Thompson(9)   53      Former Vice President-- Product Development of
                                 EBS

1. Mr. Bellezza was not re-elected as a director of the Company by the shareholders of the Company as of December 23, 1998. Mr. Bellezza's employment with the Company and EBS was terminated on March 17, 1999. See "Recent Developments."
2.       Mr. Winslow was appointed Chairman of the Company on December 23, 1998.
3.       Mr.  Daniels'  employment  with the Company  terminated on February 28,
         1999.
4. Mr. Fideli was not re-elected as a director of the Company by the shareholders of the Company as of December 23, 1998. See "Recent Developments."
5. Mr. Bellezza was not re-elected as a director of the Company by the shareholders of the Company as of December 23, 1998. See "Recent Developments."
6.       Mr. Saliba's employment with QuickCREDIT Corp. terminated on August 25,
         1998.
7.       Mr.  Talton's  employment  with the Company  terminated on September 1,
         1998.
8.       Mr.  Brigg's  employment  with the Company  terminated  on September 2,
         1998.
9.       Mr.  Thompson's  employment with the Company  terminated on November 6,
         1998.

         Officers and directors are elected on an annual basis. The present terms for each director will expire at the next annual meeting of shareholders or at such time as a successor is duly elected. Officers serve at the discretion of the Board of Directors.

         Directors are not paid any fees for membership on the Board of Directors, but are reimbursed for out-of-pocket expenses incurred in connection with attending meetings. Presently, there are no family relationships between any of the officers or directors, except that Harold S. Fischer and the spouse of Charles D. Winslow are second cousins.

         The following is a biographical summary of the business experience of the directors and executive officers of the Company:

VITO A. BELLEZZA served as Chairman of the Company from January 1994 until December 23, 1998 and as an officer of the Company, EBS and QuickCREDIT Corp. until March 17, 1999. Mr. Bellezza has previously served as President of Omnicap Corp., a merchant banking firm privately owned by Mr. Bellezza and his wife, from June of 1993 until its administrative dissolution in 1998. Additionally, since 1981, Mr. Bellezza has served as a President of Wealthmasters, a financial planning firm. Mr. Bellezza has served as a licensed sales executive for US Life Equity Sales from 1980 to 1994 and for Redstone Securities as a sales representative from 1994 to present. Mr. Bellezza served as a sales representative of New York Life Insurance Co from 1967 until 1996. Mr. Bellezza is the brother of Peter Bellezza. See "Recent Developments."

HAROLD S. FISCHER has served as President of the Company since April 1997, President of EBS since January 1997, President of QCC since February 1998 and as a director of the Company since April 1997. From June 1995 to December 1996, Mr. Fischer was the President of Turnkey Solutions, Inc., a marketing media replication and logistics firm. Previously, Mr. Fischer served as Vice President with Wang Laboratories, Inc. from December 1990 to May 1995 and as a President of the Commercial Systems Division of Unisys Corporation from June 1988 through

December 1990. Mr. Fischer has held various executive responsibilities with the Unisys Corporation in his 30 year tenure there. See "Recent Developments."

GREGORY J. SEMINACK has been the Company's Vice President of Finance since August, 1998. From 1987 to July 1998, Mr. Seminack was employed with Unysis Corporation holding various financial and business management positions, most recently as Director of Finance having Profit and Loss Statement and Balance Sheet responsibility for a $250 million division that sells and delivers computer services and system integration projects. See "Recent Developments."

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

PATRICK J. HANEY has served as Executive Vice President of QuickCREDIT Corp. since June, 1998. From 1996-1998, Mr. Haney was employed with Cellular Technology Services as Vice President of International Sales. From 1983 to 1996, Mr. Haney worked with Lotus Systems, Inc. where he held various managerial positions including the position of Director of the Southern Region which he occupied at the time of his departure. Mr. Haney has in excess of thirty years of experience in software/hardware sales and Management. See "Recent Developments."

CHARLES D. WINSLOW has served as a member of the Board of Directors since April, 1998 and as its Chairman since December, 1998. Prior to his retirement in 1996, Mr. Winslow spent thirty-four years with Andersen Consulting, twenty-five of them as a partner. He managed the Columbus, Ohio consulting practice for several years, and performed the same duties in their Tokyo office for the five years of its major expansion. Among the major executive positions he held in the firm was Managing Partner of the Worldwide Industry Program, and most recently, Worldwide Managing Partner of Change Management.

J. ALAN LINDAUER has served as a director of the Company since October 1998. Mr. Lindauer has served as a director since July 1993 and as Chairman of the Executive Committee since December of 1993 of Waterside Capital Corporation, a Virginia-based Small Business Investment Company. Mr. Lindauer has occupied the position of President and Chief Executive Officer of Waterside Capital Corporation since March 1994. Since 1986, Mr. Lindauer has been President of JTL, Inc., a business consulting firm. Mr. Lindauer is a Certified Management Consultant. Mr. Lindauer is a director of the following publicly-traded companies: (i) Avery Communications, Inc., a long distance telecommunications billing services company; (ii) Branch Bank & Trust of Virginia, a commercial bank; and (iii) Netplex Group, Inc., a computer systems integration company. See "Recent Developments."

WILLIAM R. DANIELS served as the Vice President and as Director of EBS from July 1996 to February 1999. Prior to EBS, Mr. Daniels managed the Quality Control function for J.I. Kislak Mortgage Corporation. He chaired the Mortgage Bankers

Association of America's Quality Assurance Committee. Mr. Daniels has chaired the California Mortgage Bankers Association's Mortgage Quality and Compliance Committee.

FRANZ A. FIDELI served as a director of the Company from February 1994 to December, 1998. Mr. Fideli, a Professional Engineer, has served as President of Arctic Contracting, a heating, ventilation and air conditioning firm since 1985, and currently is owner of Fideli Associates Consulting. See "Recent Developments."

PETER J. BELLEZZA served as a Director of the Company from February 1994 to December 1998. Prior to joining the Company, Mr. Bellezza was President and 100% owner of Alpha Systems, Inc., a manufacturer and marketer of high end vacuum valves, from 1968 to 1992. Mr. Bellezza has been retired since 1992. Mr. Bellezza and Vito Bellezza are brothers. See "Recent Developments."

VAN SALIBA was the President of QCC from February, 1998 until August, 1998. Mr. Saliba is the owner and President of Lumberman's Credit Association of Florida. Previously, Mr. Saliba was a certified public accountant and auditor with Deloitte and Touche, LLP.

J.D. TALTON was Vice President of Finance of EBS from March, 1997 until September 1998 and served as Controller for EBS since 1991. Mr. Talton holds bachelor's degrees in Business Administration from Florida International University (Finance) and Florida Atlantic University (Accounting).

ALBERT J. BRIGGS was the Vice President of Development of EBS from February 1997 until September, 1998. From 1986 to June 1991, Mr. Briggs was the Vice President of Customer Support Programs with Unisys Corp. From July 1991 to January 1997, Mr. Briggs was a consultant providing product development services to various companies.

TIMOTHY F. THOMPSON was Vice President of Development of the Company from June 1998 until October 1998. Prior to joining the Company. Mr. Thompson worked as a Project Manager for IBM.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         On December 23, 1998, the Company filed a registration statement on Form 8-A registering the Company's common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). Following the filing of the Form 8-A, the Company became subject to Section 16(a) of the Exchange Act which requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. No such reports were required to be filed by the Company's officers, directors and greater than ten percent beneficial owners during the year ended December 31, 1998.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table shows all the cash compensation paid or to be paid by the Company to the Chief Executive Officer, and all officers who received in excess of $100,000 in annual salary and bonus, for the fiscal years ended December 31, 1998, 1997 and 1996:

--------------------------------------------------------------------------------------------------------

                                                                              Long Term Compensation
                                                                         -------------------------------
                                             Annual Compensation          Awards             Payouts
                                    ------------------------------------ -------------------------------
       (a)           (b)    (c)       (d)           (e)          (f)       (g)       (h)       (i)
                                                              Restricted             LTIP    All Other
     Name and                                  Other Annual     Stock    Options/   Payouts Compensation
Principal Position  Year  Salary($) Bonus($) Compensation ($)   Awards    SARs(#)     ($)        ($)
------------------  ----  --------  -------  ---------------  ---------- ---------  ------- ------------

     Vito A.        1998  $154,500  $30,000     $ 28,040(2)       -0-    500,000(3)    -0-        -0-
Bellezza(1), CEO
                    1997  $120,000  $33,000     $     -0-         -0-    200,000(3)    -0-        -0-

                    1996  $ 10,000       --           --          --          --       --         --

Harold S. Fischer,  1998  $154,500  $30,000     $ 9,600(4)        -0-    500,000       -0-        -0-
   President
                    1997  $120,000  $23,000     $    -0-          -0-    200,000(5)    -0-        -0-
William R. Daniels  1998  $ 94,000  $12,500     $    -0-          -0-         -0-      -0-        -0-

--------------------------------------------------------------------------------------------------------

1.       Mr. Bellezza `s employment with the Company terminated in March 1999.
2. Housing and automobile allowance paid by the Company on Mr. Bellezza's behalf.
3.       Such options were cancelled in March 1999.
4.       Automobile expenses paid by the Company.
5.       Options exercisable at $.875 until October 31, 2002.


         The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Executive Officers named in the above Summary Compensation Table.


                            OPTION/SAR GRANTS IN LAST FISCAL YEAR
          (a)             (b)                 (c)                (d)              (e)

                                        % of Total Options
                  Number of Securities Options/SARs Granted
                   Underlying Option/  Granted to Employees  Exercise or Base  Expiration
     Name          SARs Granted (#)      in Fiscal Year       Price (# Share)     Date
-----------------  ----------------    --------------------  ----------------  ----------
Vito A. Bellezza     500,000(1)                25.9%             $1.875          3/13/03
Harold S. Fischer    500,000                   25.9%             $1.875          3/13/03

-----------------------------------------------------------------------------------------

1.       Such Options were cancelled in March 1999.

         The following table sets forth certain information with respect to options exercised during the fiscal year ended December 31, 1998, by the Company's Executive Officers named in the Summary Compensation Table, and with respect to unexercised options held by such person at the end of the fiscal year ended December 31, 1998.


AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
      (a)               (b)           (c)               (d)                  (e)

                                               =========================================
                                                     Number of            Value of
                                               Securities Underlying     Unexercised
                                                Unexercised Options/    In-the-Money
                                                 SARs at FY-End (#)    Options/SARs at
                  Shares Acquired     Value         Exercisable/     FY-End Exercisable/
     Name         on Exercise (#)  Realized ($)    Unexercisable      Unexercisable(1)
----------------------------------------------------------------------------------------
Vito A. Bellezza        0              0           1,500,000/0(2)        $1,912,500/0
Harold S. Fischer       0              0             700,000/0           $  100,000/0

----------------------------------------------------------------------------------------

1. Based upon a closing price of $1.375 per share of the Company's Common Stock as reported by the OTC Bulletin Board for December 31, 1998.
2. Certain options held by Mr. Bellezza may be subject to cancellation in the event that the Company's Board of Directors determines that such securities were not validly issued or Mr. Bellezza is determined to be liable for damages caused to the Company.

EMPLOYMENT AGREEMENTS

         As of January 7, 1998, the Company entered into a two (2) year employment agreement with Vito Bellezza. The agreement provided for Mr. Bellezza to receive a salary of $156,000 per annum during the first year and an annual increase as determined in the discretion of the Board of Directors. The agreement also provides for the payment of a quarterly bonus in cash to Mr. Bellezza based upon the Company achieving certain quarterly profit targets. In addition, Mr. Bellezza was also granted the right to purchase ten percent (10%) of the outstanding Common Stock of EBS if EBS (i) files for an initial public offering, (ii) is acquired by another company, (iii) in the event of the death of Mr. Bellezza or (iv) Mr. Bellezza terminates his employment with the Company. Mr. Bellezza was also entitled to reimbursement of business expenses including a car allowance of $800 per month. Mr. Bellezza was terminated for "cause" under his employment agreement in March, 1999.

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

DESCRIPTION OF THE OPTION PLANS

         As of December 17, 1997, the Board of Directors of the Company adopted the 1997 Employee Stock Option Plan (the "Employee Plan"), and the 1997 Officers and Directors Stock Option Plan (the "Officers and Directors Plan", together with the Employee Plan, the "Option Plans"). The purpose of the Option Plans is to provide a means whereby selected employees, officers, and directors of the Company, or of any parent or subsidiary thereof, may be granted incentive stock options and/or nonqualified stock options to purchase shares of Common Stock in order to attract and retain the services or advice of such employees, officers, and directors and to provide additional incentive for such persons to exert maximum efforts for the success of the Company and its affiliates by encouraging stock ownership in the Company. The description of the Option Plans set forth below is qualified in its entirety by reference to the full text of each of the Option Plans.

         The maximum number of shares of Common Stock with respect to which awards may be granted pursuant to the Employee Plan and Officers and Directors Plan was initially 300,000 shares and 600,000 shares, respectively. On July 30, 1998, the Board reserved an additional 50,000 shares for issuance pursuant to the Employee Plan and an additional 350,000 shares for issuance pursuant to the Officers and Directors Plan and amended said plans to reflect the same. On October 5, 1998, the Board of Directors reserved an additional 1,150,000 shares for issuance pursuant to the Officers and Directors Plan and amended said plan to reflect the additional shares. Shares issuable under the Option Plans may be either treasury shares or authorized but unissued shares, or shares purchased on the open market and shall include shares representing the unexercised portion of Options granted under the Plans which expire or terminate without being exercised in full. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company.

         Subject to compliance with Rule 16b-3 of the Securities Exchange Act of 1934, the Plan shall be administered by the Board of Directors of the Company (the "Board") or, in the event the Board shall appoint and/or authorize a committee, such as the Compensation Committee, of two or more members of the Board to administer the Plan, by such committee. The administrator of the Plan shall hereinafter be referred to as the "Plan Administrator". Except for the terms and conditions explicitly set forth herein, the Plan Administrator shall have the authority, in its discretion, to determine all matters relating to the options to be granted under the Plan, including, without limitation, selection of whether an option will be an incentive stock option or a nonqualified stock option, selection of the individuals to be granted options, the number of shares to be subject to each option, the exercise price per share, the timing of grants and all other terms and conditions of the options.

         Options granted under the Option Plans may be "incentive stock options" ("Incentive Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or stock options which are not incentive stock options ("Non-Incentive Options" and, collectively with Incentive Options, hereinafter referred to as "Options"). Each Option may be exercised in whole or in part; provided, that only whole shares may be issued pursuant to the exercise of any Option. Subject to any other terms and conditions herein, the Plan Administrator may provide that an Option may not be exercised in whole or in part for a stated period or periods of time during which such Option is outstanding; provided, that the Plan Administrator may rescind, modify, or waive any such limitation (including by the acceleration of the vesting schedule upon a change in control of the Company) at any time and from time to time after the grant date thereof. During an Optionee's lifetime, any Incentive Options granted under the Plan are personal to such Optionee and are exercisable solely by such Optionee.

         Payment for shares of Common Stock purchased upon exercise of an Option granted under either of the Plans must be made in full in cash at the time of such exercise; provided, however, that the Plan Administrator can determine at the time the Option is granted in the case of Incentive Options, or at any time before exercise in the case of Nonincentive Options, that additional forms of payment will be permitted. To the extent permitted by the Plan Administrator and applicable laws and regulations (including, without limitation, federal tax and securities laws and regulations and state corporate law), an option may be exercised by:

                  (a) delivery of shares of Common Stock of the Company held by an Optionee having a fair market value equal to the exercise price, such fair market value to be determined in good faith by the Plan Administrator;

                  (b) delivery of a properly executed Notice of Exercise, together with irrevocable instructions to a broker, all in accordance with the regulations of the Federal Reserve Board, to promptly deliver to the Company the amount of sale or loan proceeds to pay the exercise price and any federal, state, or local withholding tax obligations that may arise in connection with the exercise; or

                  (c) delivery of a properly executed Notice of Exercise, together with instructions to the Company to withhold from the shares of Common Stock that would otherwise be issued upon exercise that number of shares of Common Stock having a fair market value equal to the option exercise price.

         Upon a Change in Control of the Company, any award carrying a right to exercise that was not previously exercisable shall become fully exercisable, the restrictions, deferral limitations and forfeiture conditions applicable to any other award granted shall lapse and any performance conditions imposed with respect to awards shall be deemed to be fully achieved.

         Awards under the Option Plans may not be transferred, pledged, mortgaged, hypothecated or otherwise encumbered other than by will or under the laws of descent and distribution.

         The Board may amend, alter, suspend, discontinue or terminate the Option Plans at any time, except that the Board may not increase the number of shares subject to the Plan, unless such increase is due to a reclassification or increase or decrease in the number of the issued shares of the Company's Common Stock, or reduce the option exercise price below 85% of fair market value of the shares subject to the option at the time the option was granted. In addition, no amendment to, or alteration, suspension, discontinuation or termination of the Option Plans may materially impair the rights of any participant with respect to any award without such participant's consent. Unless terminated earlier by action of the Board of Directors, the Employee Plan and the Officer and Director Plan shall terminate ten (10) years and five (5) years, respectively, after adoption by the shareholders.

The 1999 Incentive Plan

         As of March 10, 1999 the Board of Directors of the Company, subject to approval of the Company's shareholders, adopted the 1999 Incentive Plan
(hereinafter called the "1999 Plan"). The 1999 Plan has been adopted for the purpose of attracting and retaining persons of ability as directors, employees or consultants or advisors of the Company. and its subsidiaries, motivate and reward good performance, encourage such employees to continue to exert their best efforts on behalf of the Company and its subsidiaries and provide opportunities for stock ownership by such employees in order to increase their proprietary interest in the Company by providing incentive awards to key employees, whose responsibilities and decisions directly affect the performance of the Company and its subsidiaries.

         The maximum number of shares of Common Stock with respect to which awards may be granted pursuant to the 1999 Plan is initially 4,000,000 shares. Shares issuable under the 1999 Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company.

         Subject to compliance with Rule 16b-3 of the Securities Exchange Act of 1934, the Plan shall be administered by the Board of Directors of the Company (the "Board") or, in the event the Board shall appoint and/or authorize a committee, such as the Compensation Committee, of two or more members of the Board to administer the Plan, by such committee. The administrator of the Plan shall hereinafter be referred to as the "Plan Administrator". Except for the terms and conditions explicitly set forth herein, the Plan Administrator shall have the authority, in its discretion, to determine all matters relating to the options to be granted under the Plan, including, without limitation, selection of whether an option will be an incentive stock option or a nonqualified stock option, selection of the individuals to be granted options, the number of shares to be subject to each option, the exercise price per share, the timing of grants and all other terms and conditions of the options.

         The Plan Administrator can determine at the time the option is granted in the case of incentive stock options, or at any time before exercise in the case of nonqualified stock options, that additional forms of payment will be permitted. To the extent permitted by the Plan Administrator and applicable laws and regulations (including, without limitation, federal tax and securities laws and regulations and state corporate law), an option may be exercised by:

                  (a) delivery of shares of Common Stock of the Company held by an Optionee having a fair market value equal to the exercise price, such fair market value to be determined in good faith by the Plan Administrator;

                  (b) delivery of a properly executed Notice of Exercise, together with irrevocable instructions to a broker, all in accordance with the regulations of the Federal Reserve Board, to promptly deliver to the Company the amount of sale or loan proceeds to pay the exercise price and any federal, state, or local withholding tax obligations that may arise in connection with the exercise; or

                  (c) delivery of a properly executed Notice of Exercise, together with instructions to the Company to withhold from the shares of Common Stock that would otherwise be issued upon exercise that number of shares of Common Stock having a fair market value equal to the option exercise price.

         Upon a Change in Control of the Company, any award carrying a right to exercise that was not previously exercisable shall become fully exercisable, the restrictions, deferral limitations and forfeiture conditions applicable to any other award granted shall lapse and any performance conditions imposed with respect to awards shall be deemed to be fully achieved.

         Awards under the 1999 Plan may not be transferred, pledged, mortgaged, hypothecated or otherwise encumbered other than by will or under the laws of descent and distribution, except that the Committee may permit transfers of awards for estate planning purposes if, and to the extent, such transfers do not cause a participant who is then subject to Section 16 of the Exchange Act to lose the benefit of the exemption under Rule 16b-3 for such transactions.

         The Board may amend, alter, suspend, discontinue or terminate the 1999 Plan at any time, except that any such action shall be subject to stockholder approval at the annual meeting next following such Board action if such stockholder approval is required by federal or state law or regulation or the rules of any exchange or automated quotation system on which the Common Stock may then be listed or quoted, or if the Board of Directors otherwise determines to submit such action for stockholder approval. In addition, no amendment, alteration, suspension, discontinuation or termination to the 1999 Plan may materially impair the rights of any participant with respect to any award without such participant's consent. Unless terminated earlier by action of the Board of Directors, the 1999 Plan shall terminate ten (10) years after adoption by the shareholders.

        TYPES OF AWARDS

        STOCK OPTIONS. Options granted under the 1999 Plan may be "incentive stock options" ("Incentive Options") within the meaning of Section 422 of the Code or stock options which are not incentive stock options ("Non-Incentive

Options" and, collectively with Incentive Options, hereinafter referred to as "Options") will be granted, the number of shares subject to each Option granted, the prices at which Options may be exercised (which in the case of an Incentive Option shall not be less than the Fair Market Value of shares of Common Stock on the date of grant), whether an Option will be an Incentive Option or a Non-Incentive Option, the time or times and the extent to which Options may be exercised and all other terms and conditions of Options will be determined by the Committee.

        Each Incentive Option shall terminate no later than ten (10) years from the date of grant, except as provided below with respect to Incentive Options granted to 10% Stockholders (as hereinafter defined). Each Non-Incentive Option shall terminate not later than ten (10) years and one day from the date of grant. The exercise price at which the shares may be purchased incident to an Incentive Option may not be less than the Fair Market Value of shares of Common Stock at the time the Option is granted, except as provided below with respect to Incentive Options granted to 10% Stockholders.

        The exercise price of an Incentive Option granted to a person possessing more than 10% of the total combined voting power of all shares of stock of the Company or a parent or subsidiary of the Company ("10% Stockholder") shall in no event be less than 110% of the Fair Market Value of the shares of the Common Stock at the time the Incentive Option is granted. The term of an Incentive Option granted to a 10% Stockholder shall not exceed five (5) years from the date of grant.

         The exercise price of the shares to be purchased pursuant to each Option shall be paid (i) in full in cash, (ii) by delivery (i.e., surrender) of shares of the Company's Common Stock owned by the optionee at the time of the exercise of the Option, (iii) in such other consideration as the Committee deem appropriate, or (iv) if any combination of cash, surrender of share or such other consideration having a total value equal to the purchase price.

        STOCK APPRECIATION RIGHTS. The Committee is authorized to grant stock appreciation rights ("SARs") under the 1999 Plan on the same basis as it may grant an Option. SARs are a form of award whereby the Company calculates the amount of a cash payment to be made to an award recipient based upon an increase in the market value of a fixed number shares of Common Stock during a pre-determined period of time. SARs may be granted alone or in combination with either an Incentive Option or a Non-Incentive Option. The Committee may determine the number of shares of common stock that shall be used to determine the value of the SAR and the time or times during which the SAR may be exercised. The exercise of an SAR may be conditioned by the Committee upon the satisfaction of certain events, performance of the recipient of other criteria.

        RESTRICTED AND DEFERRED STOCK. An award of restricted stock or deferred stock may be granted under the 1999 Plan. Restricted stock is subject to restrictions on transferability and other restrictions as may be imposed by the Committee at the time of grant. In the event that the holder of restricted stock ceases to be employed by the Company during the applicable restrictive period, restricted stock that is at the time subject to restrictions shall be forfeited and reacquired by the Company. Except as otherwise provided by the Committee at the time of grant, a holder of restricted stock shall have all the rights of a stockholder including and receive other distribution, without limitation, the right to vote restricted stock and the right to recover dividends thereon. An award of deferred stock is an award that provides for the issuance of stock upon expiration of a deferral period established by the Committee. Except as otherwise determined by the Committee, upon termination of employment of the recipient of the award during the applicable deferral period, all stock that is at the time subject to deferral shall be forfeited. Until such time as the stock which is the subject of the award is unissued, the recipient of the award has no rights as a stockholder.

        PERFORMANCE UNITS. Performance Units may be granted by the Committee to individuals or groups of individuals participating under the 1999 Plan. Performance Units are tied to the successful completion of certain performance driven Company goals during a given period of time and will be assigned a dollar value by the Committee. Upon the satisfactory attainment of the goal identified by the Committee during the period prescribed for its completion, the participant or participants reaching such goal shall be entitled to a payment in settlement of each Performance Unite earned by such participant. Certain adjustments to the amount of the cash payment, if any, to be made incident to a grant of Performance Units may be made by the Committee in the event a participant ceases to be employed by the Company during the performance period or upon the occurrence of a significant event that causes the attainment of the prescribed goal more or less likely to occur during the performance period. Each Performance Unit may be paid in whole shares of Common Stock, including restricted stock and deferred stock, or cash, or in any combination of Common Stock and cash.

        LOANS AND SUPPLEMENTAL CASH PAYMENTS. The Committee may provide for supplemental cash payments and loans to participants in the 1999 Plan in connection with awards granted under the 1999 Plan. The Committee shall specify the terms and conditions of such payments, provided that in the case of supplemental cash payments the amount of such payment shall not exceed (i) in the case of an Option, the excess of the fair market value of the shares of Common Stock on the date of exercise over the option price, or (ii) in the case of award of an SAR, Performance Unit, Restricted Stock or Deferred Stock, the value of the shares of Common Stock and other consideration issued in payment of such award. In the case of loans, any such loan shall be evidenced by a written loan agreement or other instrument setting forth all terms and conditions of the loan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of April 20, 1998 with respect to the beneficial ownership of the outstanding Common Stock by
(i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

Name and Address of           Shares of Common Stock
Beneficial Owner(1)           Beneficially Owned(2)         Percent of Class(3)
-------------------           ---------------------         -------------------
Vito A. Bellezza(4)                 5,242,136(5)                      33.5%

Harold S. Fischer(6)                2,991,500(7)                      20.2%

J. Alan Lindauer(8)                   500,000(9)                       3.5%

Charles D. Winslow(10)                150,000(11)                      1.1%

Greg Seminack(12)                      75,000(13)                         *

Rebecca Walzak(14)                     17,000                             *

Patrick J. Haney(15)                   54,200(16)                         *

All Officers and Directors          3,787,700(7)(9)(11)(13)(16)       25.8%
  as a Group (6 persons)

----------
* represents less than 1% of the total number of shares of the Company's Common Stock outstanding
1. Unless noted otherwise, the address for such person is c/o Triangle Imaging Group, Inc., 1800 NW 49th Street, Suite 100, Ft. Lauderdale, FL 33309.
2. Unless noted otherwise, all shares indicated as beneficially owned are held of record by and the right to vote and transfer such shares lies with the person indicated. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.
3. Calculated based upon 14,143,791 shares of common stock outstanding on April 20, 1999.
4. Mr. Bellezza was the Chairman of the Board of the Company until December 1998 and Chief Executive Officer of the Company, EBS and QCC until March 1999.
5. Includes (i) 485,500 shares held of record by Judith Bellezza (a/k/a Judith Klotz), Mr. Bellezza's wife, (ii) 1,500,000 shares of Common Stock allegedly issuable upon the exercise of stock options at exercise prices ranging from $.05 to $.20 per share, and (iii) 211,636 believed to be owned by DeltaCap Corporation, a company believed to be beneficially owned by Mr. Bellezza. The beneficial ownership of the Company's securities by Mr. Bellezza is unclear to the Company because of (i) Mr. Bellezza's failure to file appropriate documents indicating his beneficial ownership of the Company's securities with the Securities and Exchange Commission and (ii) a pending investigation by the Board of Directors assessing the validity of the Company's securities issued to Mr. Bellezza, Ms. Bellezza and Omnicap Corporation.
6.       Mr. Fischer is a director and President of the Company, EBS and QCC.
7. Includes (i) 291,500 shares of Common Stock owned by Mr. Fischer's wife, and (ii) 700,000 shares of Common Stock issuable upon the exercise of stock options at exercise prices ranging from $.875 to $1.875 per share. Mr. Fischer disclaims the beneficial ownership of 6,368,454 shares of Common Stock held by certain stockholders of the Company, each of whom have agreed pursuant to the terms of a stockholders agreement to vote in favor of the directors nominated by Mr. Fischer. See "Stockholders Agreement."
8.       Mr. Lindauer is a director of the Company.
9. Includes 500,000 shares of Common Stock held by Waterside Capital Corporation. Mr. Lindauer is the President and Chief Executive Officer of Waterside Capital Corporation.
10.      Mr. Winslow is a director of the Company.

11. Includes 50,000 shares of Common Stock issuable upon the exercise of stock options at an exercise price of $2.50 per share.
12.      Mr. Seminack is the Company's Vice President of Finance.
13. Includes 75,000 shares of Common Stock issuable upon the exercise of stock options at an exercise price of $3.00 per share.
14.      Ms. Walzak is the Company's Vice President of Consulting.
15.      Mr. Haney is the Executive Vice President of QCC.
16. Includes 25,000 shares of Common Stock issuable upon the exercise of stock options exercisable at an exercise price of $2.50 per share.


STOCKHOLDERS AGREEMENT

         As of April 16, 1999, shareholders of the Company beneficially holding an aggregate of 6,368,454 shares of Common Stock, or 45.7% of the total number of shares then outstanding, entered into a Stockholders Agreement pursuant to which the participating shareholders (the "Participating Shareholders") agreed to certain matters pertaining to the governance of the Company and the circumstances under which the shares held by the Participating Shareholders may be sold or transferred. The Participating Shareholders agreed, among other things, that (i) at any annual or special meeting of stockholders called for the purpose of voting on the election of directors, or by consensual action of stockholders with respect to the election of directors, the Participating Stockholders will vote the shares of the Company's Common Stock held thereby in favor of the directors nominated by Harold S. Fischer, the Company's President, and (ii) except for certain permitted transfers, each Participating Shareholder will not sell or transfer shares of the Company's Common Stock held thereby without first granting the Company and then the other Participating Shareholders with a right of first offer. Although the Company is not a party to the Stockholders Agreement, certain members of management are Participating Shareholders, including Harold S. Fischer, the Company's President.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On August 22, 1995, the Company allegedly issued 10,000 shares of Class A Convertible Preferred Stock to Vito Bellezza, the Company's former Chairman of the Board and Chief Executive Officer, in exchange for the payment of $10,000. The shares of Class A Convertible Stock were allegedly convertible into an aggregate of 1,500,000 shares of the Company's Common Stock. On March 23, 1998, the Company issued 1,500,000 shares of Common Stock to Mr. Bellezza in exchange for the cancellation of the 10,000 shares of Class A Convertible Preferred Stock.

         On October 31, 1995, the Company issued 720,000 shares of Common Stock to Mr. Bellezza allegedly for consulting fees and expenses incurred by him and 280,000 shares of Common Stock to Omnicap Corp., a corporation controlled by Mr. Bellezza, allegedly for satisfaction of rent and other services provided by Omnicap.

         On November 15, 1995, the Company issued 100,000 shares of Common Stock to Mr. Bellezza allegedly for services rendered to the Company without compensation during 1995.

         On September 4, 1996, the Company issued 350,000 shares of Common Stock to Mr. Bellezza allegedly as compensation for settling an outstanding lawsuit against the Company.

         On October 31, 1996, the Company issued 275,000 shares of Common Stock to Mr. Bellezza allegedly for services rendered to the Company without compensation during 1996.

         On January 23, 1997, in exchange for an investment of $100,000 made by Mr. Bellezza, the Company issued (i) a subordinated note in the amount of $50,000, (ii) options to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.05 per share, and (iii) options to purchase 500,000 shares of the Company's Common Stock at $.20 per share.

         On October 30, 1997, the Company issued to each of Messrs. Bellezza and Harold S. Fischer options under the Officers and Directors Stock Option Plan in the amount of 200,000 shares exercisable for a period of five years at $.875 per share. Mr. Bellezza's options terminated when his employment with the Company terminated in March 1999.

         During 1997, the Company issued an aggregate of 2,283,000 shares of Common Stock to the Company's President and Director, Harold S. Fischer and his wife for the consideration of $743,700.

         On March 13, 1998, the Company issued options to purchase 500,000 shares of Common Stock at an exercise price of $1.875 per share to each of Vito Bellezza and Harold S. Fischer. Mr. Bellezza's options terminated when his employment with the Company terminated in March 1999.

         On October 15, 1998, the Company entered into a Series C Preferred Stock Purchase Agreement (the "Purchase Agreement") with Waterside Capital Corporation, a small business investment company ("Waterside"), pursuant to which the Company has agreed to issue 1,500 shares of the Company's Series C Preferred Stock and a Warrant exercisable for shares of the Company's Common Stock (the "Warrant") in exchange for the investment of $1,500,000. The Purchase Agreement requires that the Company use the proceeds from the transaction to repay a portion of that certain promissory note issued by the Company to the former owners of Engineered Business Systems, Inc., a wholly owned subsidiary of the Company, repay trade payables and for working capital purposes. The Company is also obligated under the terms of the Purchase Agreement to cause a nominee of Waterside to be elected to the Board of Directors of the Company which obligation has been satisfied by the appointment of Mr. J. Alan Lindauer to the Board of Directors. In light of the fact that the Company was not able to lawfully assign rights and preferences to a class of preferred stock under its existing Articles of Incorporation, the Company issued to Waterside a promissory note in the aggregate principal amount of $1,500,000 (the "Note") in lieu of issuing shares of the Company's Series C Preferred Stock at the closing. The Note bears interest at the rate of 14% per annum; provided however, that should the Company issue to Waterside the shares of the Company's Series C Preferred Stock purchased pursuant to the Purchase Agreement prior to January 15, 1998, all of the Company's obligations under the Note shall terminate and no principal and interest shall be due and payable to Waterside. To date, the Company has not issued the shares of Series C Preferred Stock to Waterside. See "Proposal Three" regarding an amendment to the Company's Articles of Incorporation authorizing the issuance of preferred stock with specific rights and preferences.

         Upon issuance of the Company's Series C Preferred Stock, the holders thereof will have the right (i) to receive a liquidation payment of $1,000 per share plus accrued unpaid dividends, (ii) to receive a quarterly cash dividend of $31.25 per share, (iii) to vote with respect to certain matters which adversely effect the holder of Series C Preferred Stock, (iv) to elect one member to the Board of Directors of the Company, and (v) to require the Company to redeem the shares of Series C Preferred Stock commencing as of October 15, 2003 at a price of $1,500 per share. In addition, the Company may not (a) issue any shares of capital stock with rights pari passu with, or superior to, the Series C Preferred Stock or (b) redeem under certain circumstances shares of capital stock ranking junior to the Series C Preferred Stock, without the prior written consent of the holders of a majority of the Series C Preferred shares.

         The Warrant entitled the holder to purchase up to the greater of (i) 500,000 shares of the Company's Common Stock or (ii) 1% of the shares of the Company's Common Stock outstanding on a fully diluted basis. The Warrant was exercisable at any time prior to October 15, 2005. In connection with the settlement of a pending legal proceeding brought by Waterside against the Company, the exercise price of the Warrant was reduced to $.05 per share. The Warrant was exercised in full in April 1999.

         On April 15 1998, the Company issued options to purchase 50,000 shares of Common Stock to Charles D. Winslow, the Company's Chairman of the Board, at an exercise price of $2.50 per share.

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number Description of Exhibit

3.1*     Articles of Incorporation, as amended
3.2*     Bylaws, as amended
10.1** Agreement and Plan of Merger dated as of April 30, 1998 by and among Triangle Imaging Group, Inc., QuickCredit Corp., CBS Acquisition Corp., Credit Bureau Services, Inc. , Kim A. Naimoli and Steven P.
         Naimoli.
10.2** Agreement and Plan of Merger dated as of April 30, 1998 by and among Triangle Imaging Group, Inc., QuickCredit Corp., CBS Acquisition Corp., Credit Bureau Services, Inc. , Kim A. Naimoli and Steven P.
         Naimoli.
10.3** Agreement and Plan of Merger dated as of April 30, 1998 by and among Triangle Imaging Group, Inc., QuickCredit Corp., CBS Acquisition Corp., Credit Bureau Services, Inc. , Kim A. Naimoli and Steven P.
         Naimoli.
10.4** Stock Purchase Agreement dated as of May 29, 1998 by and among Thomas Secreto, Arthur Marino and Triangle Imaging Group, Inc.

10.5** Stock Purchase Agreement dated as of May 29, 1998 by and between Marios Roussos and Triangle Imaging Group, Inc.

10.6* Series C Preferred Stock Purchase Agreement dated as of October 15, 1998 by and between the Company and Waterside Capital Corporation.

21.1     Subsidiaries of the Registrant.

* Incorporated by reference to the Form Registration Statement on Form 8-A filed on December 23, 1998.

**   Incorproated  by reference to the current Report on Form 8-K filed with the
Commission on June 23, 1998.

*** Incorporated by reference to the Current Report on form 8-K filed with the Commission on November 5, 1998.

(b)  Reports on Form 8-K

Form 8-K filed on November 5, 1998, Item 5.

                 TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                            Page
                                                                          Number
                                                                          ------

INDEPENDENT AUDITORS' REPORT................................................F-2

CONSOLIDATED  BALANCE  SHEET................................................F-3

CONSOLIDATED STATEMENTS OF OPERATIONS.......................................F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.............................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................F-7-23

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Triangle Imaging Group, Inc. and Subsidiaries

         We have audited the consolidated balance sheet of Triangle Imaging Group, Inc. and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triangle Imaging Group, Inc. and Subsidiaries as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.



                                           Mazars & Guerard, LLP
                                        Certified Public Accountants

New York, New York
March 26, 1999

                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998


                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                 $   229,423
     Accounts receivable, net of allowance for
         doubtful accounts of $105,000                                             807,241
     Prepaid expenses                                                               46,177
                                                                               -----------
         TOTAL CURRENT ASSETS                                                    1,082,841

EQUIPMENT                                                                          287,732

GOODWILL                                                                         1,998,668

OTHER ASSETS                                                                       525,165
                                                                               -----------

                                                                               $ 3,894,406
                                                                               ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                     $ 1,121,709
     Deferred revenue                                                              303,420
     Due to stockholder                                                             50,000
     Current portion of long-term debt                                             350,000
                                                                               -----------
         TOTAL CURRENT LIABILITIES                                               1,825,129

LONG-TERM DEBT                                                                   1,900,000

COMMON STOCK SUBJECT TO PUT                                                      1,485,000

STOCKHOLDERS' DEFICIENCY:
     Common stock, $.001 par value, authorized
         50,000,000 shares, 13,011,978 shares issued
         and outstanding                                                            13,012
     Additional paid-in capital                                                  5,919,416
     Accumulated deficit                                                        (5,721,751)
     Deferred compensation                                                         (41,400)
     Common stock subject to put                                                (1,485,000)
                                                                               -----------
         TOTAL STOCKHOLDERS' DEFICIENCY                                         (1,315,723)
                                                                               -----------

                                                                               $ 3,894,406
                                                                               ===========



                      See notes to consolidated financial statements.
                                            F-3

                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Years ended December 31,
                                                       ---------------------------

                                                          1998             1997
                                                       -----------     -----------
SALES                                                  $  7,608,90    $  5,508,267

COST OF SALES                                            2,272,657       1,577,249
                                                       -----------     -----------

GROSS PROFIT                                             5,336,247       3,931,018

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             6,104,530       2,753,406

PRODUCT DEVELOPMENT                                      1,032,272              --

NON-CASH IMPUTED COMPENSATION EXPENSE                      637,150         138,158

AMORTIZATION EXPENSE AND GOODWILL WRITE-OFF                952,003          85,483

NON-RECURRING EXPENSES ASSOCIATED WITH ACQUISITIONS        191,269              --

LITIGATION EXPENSES                                        547,000

RESTRUCTURING EXPENSE                                      174,000              --
                                                       -----------     -----------

INCOME (LOSS) FROM OPERATIONS                           (4,301,977)        953,971

INTEREST EXPENSE, net                                      130,616         110,182
                                                       -----------     -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                  (4,432,593)        843,789

MINORITY INTEREST                                               --          24,301
                                                       -----------     -----------

INCOME (LOSS) BEFORE INCOME TAX PROVISION               (4,432,593)        819,488

PROVISION FOR INCOME TAXES                                 226,000        (226,000)
                                                       -----------     -----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS            (4,658,593)      1,045,488

DISCONTINUED OPERATIONS                                   (473,771)             --
                                                       -----------     -----------

NET INCOME (LOSS)                                      $ (5,132,36)    $ 1,045,488
                                                       ===========     ===========

NET INCOME (LOSS) PER SHARE:
     Basic                                             $      (0.4)    $      0.13
                                                       ===========     ===========
     Diluted                                           $      (0.4)    $      0.09
                                                       ===========     ===========

NUMBER OF SHARES USED IN COMPUTATION:
     Basic                                              11,991,016       8,224,044
                                                       ===========     ===========
     Diluted                                            11,991,016      11,141,700
                                                       ===========     ===========



                 See notes to consolidated financial statements.
                                       F-4

                                            TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                             Preferred Stock          Preferred Stock
                                                                 Class A                  Class B               Common Stock
                                                        ------------------------- ----------------------- ------------------------
                                                          Shares        Amount       Shares      Amount     Shares       Amount
                                                        -----------   ----------- ----------- ----------- -----------  -----------
BALANCE - December 31, 1996                                  10,000        10,000      75,000 $   300,000   5,153,166  $     5,153

       Shares issued for services                                --            --          --          --      33,200           33
       Shares issued for deferred compensation                   --            --          --          --     650,000          650
       Shares sold                                               --            --          --          --   2,557,250        2,557
       Conversion of preferred stock                             --            --     (75,000)   (300,000)  1,500,000        1,500
       Shares issued for purchase of minority interest           --            --          --          --      75,000           75
       Shares purchased and retired                              --            --          --          --    (550,000)        (550)
       Amortization of deferred compensation                     --            --          --          --          --           --
       Cash received on stock subscription                       --            --          --          --          --           --
       Net income                                                --            --          --          --          --           --
       Cumulative preferred dividends paid                       --            --          --          --          --           --
                                                        -----------   ----------- ----------- ----------- -----------  -----------

BALANCE - December 31, 1997                                  10,000        10,000          --          --   9,418,616        9,418

       Shares issued for services                                --            --          --          --      22,642           23
       Shares sold                                               --            --          --          --     876,220          876
       Shares issued for option exercises                        --            --          --          --     570,000          570
       Shares issued for acquisitions                            --            --          --          --     900,000          901
       Shares canceled for discontinued operations               --            --          --          --    (270,000)        (270)
       Conversion of preferred stock                        (10,000)      (10,000)         --          --   1,500,000        1,500
       Shares purchased and retired                              --            --          --          --      (5,500)          (6)
       Cash received on stock subscription                       --            --          --          --          --           --
       Stock subscription charged to compensation                --            --          --          --          --           --
       Warrants issued for services                              --            --          --          --          --           --
       Amortization of deferred compensation                     --            --          --          --          --           --
       Net loss                                                  --            --          --          --          --           --
                                                        -----------   ----------- ----------- ----------- -----------  -----------

BALANCE - December 31, 1998                                      --            --          -- $        --  13,011,978  $    13,012
                                                        ===========   =========== =========== =========== ===========  ===========

                                                                                              Stock        Common        Total
                                                        Paid-In   Accumulated   Deferred   Subscription Stock Subject Stockholders'
                                                        Capital     Deficit   Compensation  Receivable     To Put        Equity
                                                      ----------- ----------- ------------ ------------ ------------- -------------
BALANCE - December 31, 1996                           $ 1,722,611 $(1,628,984) $       --  $        --   $        --    $   408,780

       Shares issued for services                          17,065          --          --           --            --         17,098
       Shares issued for deferred compensation            173,350          --    (174,000)          --            --             --
       Shares sold                                        878,393          --          --     (768,700)           --        112,250
       Conversion of preferred stock                      298,500          --          --           --            --             --
       Shares issued for purchase of minority interest     53,175          --          --           --            --         53,250
       Shares purchased and retired                      (278,035)         --          --           --            --       (278,585)
       Amortization of deferred compensation                   --          --      66,300           --            --         66,300
       Cash received on stock subscription                     --          --          --      242,400            --        242,400
       Net income                                              --   1,045,488          --           --            --      1,045,488
       Cumulative preferred dividends paid                     --      (5,891)         --           --            --         (5,891)
                                                      ----------- -----------  ----------  -----------   -----------    -----------

BALANCE - December 31, 1997                             2,865,059    (589,387)   (107,700)    (526,300)           --      1,661,090

       Shares issued for services                          23,978          --          --           --            --         24,001
       Shares sold                                      1,483,189          --          --           --            --      1,484,065
       Shares issued for option exercises                 190,680          --          --           --            --        191,250
       Shares issued for acquisitions                   1,287,503          --          --           --    (1,485,000)      (196,596)
       Shares canceled for discontinued operations       (338,850)         --          --           --            --       (339,120)
       Conversion of preferred stock                        8,500          --          --           --            --             --
       Shares purchased and retired                       (10,643)         --          --           --            --        (10,649)
       Cash received on stock subscription                     --          --          --      501,300            --        501,300
       Stock subscription charged to compensation              --          --          --       25,000            --         25,000
       Warrants issued for services                       410,000          --     (50,000)          --            --        360,000
       Amortization of deferred compensation                   --          --     116,300           --            --        116,300
       Net loss                                                --  (5,132,364)         --           --            --     (5,132,364)
                                                      ----------- -----------  ----------  -----------   -----------    -----------

BALANCE - December 31, 1998                           $ 5,919,416 $(5,721,751) $  (41,400) $        --   $(1,485,000)   $(1,315,723)
                                                      =========== ===========  ==========  ===========   ===========    ===========

                                           See notes to consolidated financial statements.
                                                                 F-5

                              TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Years Ended December 31,
                                                                                --------------------------
                                                                                   1998            1997
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                        $(5,132,364)   $ 1,045,488
       Adjustment to reconcile net income (loss) to net cash
       provided by operating activities (net of effects of acquisition):
            Depreciation                                                            156,981        142,203
            Amortization of goodwill                                                952,003         85,483
            Non-cash imputed compensation                                           637,150         83,398
            Minority interest                                                            --         24,301

       Changes in assets and liabilities:
            Increase in accounts receivable                                         (28,686)      (408,687)
            Increase in prepaid expenses                                             (7,688)        (7,214)
            Decrease (Increase) in deferred tax asset                               229,000       (393,000)
            Increase in other assets                                                (17,992)      (366,226)
            Increase in accounts payable and accrued expenses                       717,455        133,079
            (Decrease) Increase in deferred tax liability                            (3,000)       167,000
            (Decrease) Increase in deferred revenue                                 (87,505)        43,722
                                                                                -----------    -----------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  (2,584,646)       549,547
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash paid for acquisitions                                                  (261,682)            --
       Cash received for acquisition liabilities                                         --         10,000
       Purchase of equipment                                                       (290,224)      (104,976)
                                                                                -----------    -----------

CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                                    (551,906)       (94,976)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of stock                                                1,484,065        354,650
       Proceeds from option exercises                                               191,250             --
       Cost of purchasing and retiring stock                                        (10,649)      (278,585)
       Cumulative preferred dividends paid, Class B                                      --         (5,891)
       Cash received for stock subscription                                         526,300             --
       Funds provided by new financing                                            1,500,000             --
       Repayment of debt                                                           (850,000)      (200,000)
                                                                                -----------    -----------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   2,840,966       (129,826)
                                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                    (295,586)       324,745

CASH - BEGINNING OF YEAR                                                            525,009        200,264
                                                                                -----------    -----------

CASH - END OF YEAR                                                              $   229,423    $   525,009
                                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       INFORMATION:
       Cash paid during the year for:
            Interest                                                            $   154,775    $   121,976
                                                                                ===========    ===========
            Taxes                                                               $        --    $     8,000
                                                                                ===========    ===========

       Non cash financing and investing activities:
            Issuance of common stock in connection with acquisitions            $   949,284    $        --
                                                                                ===========    ===========
            Issuance of debt in connection with acquisitions                    $   100,000    $        --
                                                                                ===========    ===========
            Issuance of debt in connection with purchase of minority interest   $        --    $   100,000
                                                                                ===========    ===========
            Shares subject to subscription receivable                           $        --    $   768,700
                                                                                ===========    ===========
            Issuance of common stock in connection with purchase of minority
              interest                                                          $        --    $    53,250
                                                                                ===========    ===========
            Issuance of warrants for services                                   $   410,000    $    50,000
                                                                                ===========    ===========

                             See notes to consolidated financial statements.
                                                   F-6

                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


1.       BUSINESS

                  Triangle Imaging Group, Inc. and Subsidiaries (the "Company"), formerly known as The Triangle Group, Inc., formerly Benefit
         Performance of America, Inc. was incorporated under the laws of the State of Florida on December 12, 1984. From 1992, during which the Company ceased its previous business, through December 1996, the Company did not have any operations. On December 2, 1996, the Company acquired 95% of the outstanding stock of Engineered Business Systems, Inc. ("EBS") and on December 31, 1997 the remaining 5% of EBS was purchased by the Company (see Note 10). On February 27, 1998 the Company formed QuickCREDIT Corp. ("QCC"), a Florida corporation, for the purpose of acquiring and developing Credit Reporting Agencies.

                  EBS designs, develops and sells windows based software systems for both the mortgage quality control and the credit reporting industries. Additionally, the outsourcing division processes quality control files for mortgage banks.

                  QCC processes credit reports for the retail residential mortgage industry.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  PRINCIPLES OF CONSOLIDATION

                  The financial  statements  include the accounts of the Company
         and  its   wholly-owned   subsidiaries.   All   material   intercompany
         transactions have been eliminated.

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

                  GOODWILL

                  Goodwill resulting from acquisitions represents the excess of the purchase price plus the acquisition costs over the fair value of the net assets of the acquired companies. Goodwill is amortized on a straight line basis over a period of 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows of the acquired companies.

                  REVENUE RECOGNITION

                  Revenue from software sales is generally recognized upon execution of a sales contract, the delivery of the software and completion of the major portion of the contract requirement.

                  RESEARCH AND DEVELOPMENT

                  Research and development costs are expensed as incurred. These costs primarily consist of fees paid for the development of the Company's software. Research and development costs for the year ended December 31, 1998 were $1,032,000.

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

                  SOFTWARE DEVELOPMENT COSTS

                  The Company has capitalized software costs included in Other Assets which totaled $335,545 at December 31, 1998. The capitalization of such costs is in accordance with SFAS No. 86. Amortization is computed on an individual product basis and has been recognized for those products available for market based on their estimated economic lives.

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

3.       EQUIPMENT

           Equipment at December 31, 1998 consisted of the following:

                                               Estimated
                                              useful lives
             Computer hardware                   5 - 7            $     680,418
             Computer software                       5                  151,078
             Office furniture                        7                   70,960
             Office equipment                    5 - 7                  164,188
             Leasehold improvements                  5                   54,718
                                                                  -------------
                                                                      1,121,362
             Less: Accumulated depreciation                             833,630
                                                                  -------------
                                                                  $     287,732
                                                                  =============


4.       DEFERRED REVENUE

                  At December 31, 1998, deferred revenue of $303,420 represents the unearned portion of sales related to software maintenance agreements. Deferred revenue is recognized as income on a straight - line basis over the service contract terms which are generally for renewable twelve month periods.

5.       DUE TO STOCKHOLDER

                  Amounts due to stockholder are non-interest bearing advances which are repayable on demand.

6.       LONG TERM DEBT

                  Long term debt consists of the following:

                                                            December 31,
                                                      -------------------------
                                                          1998         1997
                                                      ------------  -----------
         Note payable to original owners of EBS (a) $ 700,000 $ 1,500,000 Notes payable to former owners of QCC
         acquisitions (b)                                   50,000           --

         Note payable to Waterside (c)                   1,500,000           --
                                                      ------------  -----------
                                                         2,250,000    1,500,000

         Less current maturities                           350,000      300,000
                                                      ------------  -----------
                                                      $  1,900,000  $ 1,200,000
                                                      ============  ===========


         Principal payments through maturity are as follows:

              1999                                    $   350,000

              2000                                        400,000

              2001                                             --

              2002                                             --

              2003                                      1,500,000


         a. On December 2, 1996 in connection with the acquisition of EBS, the Company entered into a $1,600,000 promissory note with the former stockholders of EBS. The note presently bears interest at a rate of 8% per annum with the interest rate determined annually, at a rate per annum equal to the Prime Rate less one quarter percent, with a minimum and maximum rate of 8% and 9% per annum, respectively. Payments of interest only were due and payable on the first day of January, February, March and April 1997, thereafter principal is payable in equal
                  installments   of  $25,000  each,   together  with   interest,
                  commencing in May 1997 through January 2000 when all outstanding principal and interest is due. The note is secured by a Stock Pledge Agreement and a Security Agreement. Under the Stock Pledge Agreement, the Company agreed to pledge all of its stock of EBS as security for the note. Additionally, under the Security Agreement, the note is collateralized by all assets of the Company. The Company covenants and agrees to use not less than twenty-five (25) percent of the net proceeds from the sale by the Company of the Company's common stock or other securities in any private placement or public offering occurring after the date of the note agreement to pay the indebtedness evidenced by the Note. Pursuant to this agreement the Company paid $375,000 during the year ended December 31, 1998.

                  In December 1997, in connection with the purchase of the 5% minority interest of EBS the Company entered into a promissory note for $100,000 payable in four equal installments of $25,000 payable on the fifteenth of each month from February through May 1998.

         b. In May 1998, the Company acquired all of the outstanding capital stock of Credit Bureau Services, Inc., EJG Services, Inc., and Florida Credit Bureau, Inc. In connection with these acquisitions, the Company entered into notes payable for $100,000. As of December 31, 1998, the remaining balance of these notes was $50,000.

         c. In October 1998, the Company entered into a financing and investment agreement ("the Agreement") with an investor ("Investor"). Under the Agreement the Investor agreed to purchase, for $1,500,000, 1,500 shares of a new class of preferred stock of the Company to be classified as Series C Redeemable Preferred Stock.

                  At the time of the Agreement the Company, under Florida law, was not allowed to issue preferred stock. The Company and the Investor have agreed to enter into the Agreement on the basis that the Company will take all measures practicable to authorize and issue the preferred stock on or before January 15, 1999. As security for the Investor prior to the issuance of the preferred stock, the Company will execute a promissory note for the full purchase price of the preferred stock.

                  Interest at 14% per annum will accrue on the note prior to issuance of the preferred stock but will not be payable unless the preferred stock is issued after January 15, 1999. In that case, interest is payable quarterly commencing January 15, 1999.

                  The note matures on October 15, 2003.

                  In connection with the Agreement, as amended, the Investor was granted a warrant to purchase 500,000 shares of the outstanding common stock on the date of exercise on a fully diluted basis. The exercise price is $.05 per share as amended pursuant to the Waterside litigation discussed hereafter.

                  At any time after the earlier of a change in control (as defined) or the date which is five years after the issuance of the preferred stock, the Investor has the right to require the Company to redeem all of the shares of preferred stock at a redemption price of $1,000 per share.

                  The terms of the Series C Preferred Stock is expected to be as follows: (i) total number of Series C Preferred Stock issuable will be 1,500 with a liquidation value of $1,000 per share,
                  (ii) such Series C Preferred Stock will be cumulative and bear dividends at a rate of $125 per share or 12.5% accruing quarterly, (iii) unpaid dividends will accrue interest at 12.5% compounded annually, (iv) certain capital transactions of the Company will require consent of at least 66 2/3% of the Series C Preferred Stockholders and (v) the Series C Preferred Stockholders have the right to elect one board member at all times.

7.       STOCKHOLDERS' EQUITY

         a. In September 1995, the Company issued 100,000 shares of Class A Convertible Preferred Stock to its former Chairman with a par value of $1.00. In March 1997, the Company effected a reverse stock split of the shares on a 1:10 basis, thereby reducing he number of shares to 10,000. The Class A Preferred has the following features: (1) voting - 500 votes per share,
                  (2) convertible into 1,500,000 shares of common stock until March 27, 1998 and convertible into 1,000,000 shares of common stock thereafter, (3) holder has a special vote to appoint a majority of the members of the Board of Directors for a period of three years from the date of issue. The stock does not bear any dividends. The former Chairman converted the preferred stock into 1,500,000 shares of common stock on March 27, 1998.

         b. In December 1996, the Company sold for $300,000, 75,000 shares of Class B, $1.00 par value convertible preferred stock. The shares paid cumulative dividends at the rate of 8% per year and were convertible into 1,500,000 shares of common stock. In May 1997, all such shares were converted into 1,500,000 shares of common stock.

         c. In January 1997, the Company issued 500,000 shares of common stock for consulting services. The stock was valued at $69,000 and is being amortized over 5 years resulting in an annual non-cash charge to income of $13,800. The remaining unamortized balance at December 31, 1998 of $41,400 is recorded as deferred compensation.

         d. In April 1997, pursuant to stock subscription agreements, the President of the Company and the wife of the former Chairman subscribed to 2,333,000 shares of common stock for a total value of $768,700. As of March 10, 1998, the amount was paid in full by the President. At December 31, 1998, the balance due from the wife of the former Chairman of $25,000 was charged to compensation.

         e. During 1997, the Company sold 224,250 shares of common stock for a total value of $112,250.

         f. In July 1997, the Company purchased 500,000 shares of the Company's common stock from the original sellers of EBS for $233,000. In December 1997, the Company purchased 50,000 shares of common stock on the open market for $45,583. All said shares have been retired, and accordingly, the costs have been charged against additional paid-in capital.

         g. In July 1997, the Company issued 150,000 shares of common stock to two consultants. The stock was valued at $105,000 and is being amortized over 1 year resulting in a non-cash charge to income of $52,500. At December 31, 1998 there was no remaining unamortized balance.

         h. In December 1997, the Company entered into an agreement with the individuals representing the minority interest of EBS. The agreement provides for Triangle to purchase the minority interest of EBS in exchange 75,000 shares of common stock and a note payable for $100,000.

         i. During 1997, the Company issued 33,200 shares of common stock to various employees and consultants for services resulting in a non-cash charge to income of $17,098.

         j. In December 1997, the Company issued 675,000 stock options to a consulting firm which provides management and consulting services. The options range in price from $0.625 to $3.50. Such options expire between June 1998 and December 2001. Such options were valued at $50,000, the fair market value on the date of grant. Such costs will be accrued as consulting expense over the period for which services are provided. During 1998, the total value of $50,000 was expensed resulting in a non-cash charge to income. On April 13, 1998, the consulting firm exercised 75,000 of such options resulting in the issuance of 75,000 shares of common stock and the Company receiving proceeds of $46,875. On August 21, 1998, the Company canceled the balance of 600,000 options.

         k. During 1998, several individuals exercised stock options resulting in the issuance of 495,000 shares of common stock and the Company receiving proceeds of $144,375.

         l. During 1998, the Company made several acquisitions which resulted in the issuance of 900,000 shares of common stock. These shares were valued at their fair market value at the time of negotiation. In September 1998, the Company rescinded one of the acquired companies transaction and discontinued its operations resulting in the cancellation of 270,000 shares.

         m. In April 1998, 22,642 shares of common stock were issued for services resulting in a non-cash charge to income of $24,000.

         n. In March 1998, the Company repurchased 5,500 shares of common stock on the open market for $10,643. Such shares have been retired and, accordingly, the costs have been charged against additional paid-in-capital.

         o. During 1998, the Company sold 876,220 shares of common stock for a total value of $1,484,065.

         p. Through March 26, 1999, the Company sold 441,183 shares of common stock for a total value of $441,183.

8.       INCOME TAXES

                  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 1998, the Company had net deferred tax assets of approximately $2,410,000. The Company has established a valuation allowance for the full amount of such deferred tax assets. The following table gives the Company's deferred tax assets and liabilities at December 31, 1998:

                  Temporary difference - liability         $     (118,000)

                  Net operating loss carryforward - asset       2,528,000

                  Valuation allowance                          (2,410,000)
                                                           --------------
                                                           $           --
                                                           ==============

                  The income tax provision consisted of the following:

                                            Year Ended December 31,
                                            -----------------------
                                              1998         1997
                                            --------     ----------
                  Deferred                  $226,000     $(226,000)
                                            ========     ==========

                  The provision for income taxes (benefits) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                  Year Ended December 31,
                                                  ------------------------
                                                     1998          1997
                                                  -----------   ----------
         Income tax (benefit) computed
           at statutory rate                      $(1,800,000)  $  287,000
         State tax                                         --       41,000
         Effect of permanent differences             (425,000)      74,000
         Tax benefit not recognized                 2,225,000           --
         Valuation adjustment                         226,000           --
         Tax benefit recognized                            --     (628,000)
                                                  -----------   ----------
         Provision for income taxes (benefit)     $   226,000   $ (226,000)
                                                  ===========   ==========

                  The Company has net operating loss carryforwards for tax purposes totaling approximately $7,200,000 at December 31, 1998 expiring in the years 2005 to 2011. Substantially all of the carryforwards are subject to limitations on annual utilization because there are "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership. The annual limitation is based on the value of EBS as of the date of the ownership change multiplied by the applicable Federal Long Term Tax Exempt Bond Rate. In April 1997 the Company triggered a section 382 net operating loss limitation on the cumulative net operating loss carryforwards. Utilization of such net operating losses are limited to $650,000 per annum.

9.       COMMITMENTS

         a. The Company leases office space under a non-cancelable lease expiring in February 2009. The future minimum rent payments under this lease for the next five years are as follows:

                  1999                                         $191,000
                  2000                                          251,000
                  2001                                          251,000
                  2002                                          251,000
                  2003                                          251,000
                  -----------------------------------------------------

                  Rent expense was $173,395 for the year ended December 31, 1998 and $79,869 for the year ended December 31, 1997.

         b. The Company has an employment agreement with one officer of the Company. The agreement expires in January 2000. Minimum commitments under this agreement are as follows:

                  1999                                         $156,000
                  2000                                           13,000

                  The agreement also provides for incentive bonuses based on profit criteria and the payment of various expenses. In addition, the agreement entitles the officer to receive 10% of the outstanding stock of EBS.

                  ThePresident's options to purchase 10% of the shares of EBS have been valued at $136,850. Such amount has been recorded as deferred compensation and is being amortized over 5 years. The current year's non-cash imputed compensation expense as a result of this amortization was $27,380.

                  On April 14, 1998, the employment agreement was amended to grant options to purchase 10% of QCC for $10. No compensation has been recorded since QCC was merely a shell company in April 1998.

10.      ACQUISITIONS

         a. On December 2, 1996, 95% of the stock of EBS was acquired by the Company for $896,000 in cash, a note payable to EBS's shareholders for $1,600,000 and 500,000 restricted shares of the Company's common stock. The acquisition of EBS has been accounted for as a purchase and accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values which approximates book value. The following table summarized this acquisition:

                  Purchase Price, including acquisition costs     $  2,620,915

                  Liabilities assumed                                  454,159

                  Assets acquired                                   (1,146,561)
                                                                  ------------
                  Goodwill                                        $  1,928,513
                                                                  ============

                  In December 1997, the Company purchased the 5% minority interest of EBS for 75,000 shares of common stock and a note payable for $100,000. The common stock was valued at its fair market value on the date of the agreement. The total cost $153,250 was recorded as additional goodwill.

         b. In May 1998, the Company acquired all of the outstanding capital stock of Credit Bureau Services, Inc. ("CBS"), EJG Services, Inc. ("EJG"), Florida Credit Bureau, Inc. ("FCB"), Multitask Computer Systems, Inc. and Trimax Systems Corporation. These companies were acquired by the Company for an aggregate of (i) $250,000 in immediately available funds,
                  (ii) promissory notes in the principal amount of $100,000, and
                  (iii) 900,000 restricted shares of the Company's common stock. The acquisition of these companies have been accounted for as a purchase and accordingly, the assets required and liabilities assumed have been recorded at their estimated fair values which approximates book value. The purchase prices, including acquisition costs, less the companies' book values totaled $1,876,101 which was recorded as goodwill and $850,968 of the recorded goodwill was subsequently written off in 1998.

                  The results of operations for CBS, FCB and EJG from the dates of acquisition to December 31, 1998 are included in the accompanying consolidated financial statements for the year ended December 31, 1998.

                  The following schedule combines the unaudited pro forma results of operations of the Company and these acquisitions for the years ended December 31, 1998 and 1997 as if the acquisition had occurred on January 1, 1997 and includes such adjustments which are directly attributable to the acquisition. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on January 1, 1997.

                                                    Year Ended December 31,
                                                  ---------------------------
                                                     1998            1997
                                                  -----------     -----------
                  Net sales                       $ 8,261,120     $ 7,371,915

                  Net income                      $(5,095,630)    $ 1,150,441

                  Net income per share:

                       Basic                      $      (.42)    $       .13

                       Diluted                    $      (.42)    $       .10

                       Basic                       12,166,431       8,719,044

                       Diluted                     12,166,431      11,636,700

                  Shares used in computation:
                  -----------------------------------------------------------

11.      STOCK OPTIONS

                  In September  1997, the Company adopted two stock option plans authorizing the issuance of options covering 900,000 shares of the Company's common stock. Officers and Directors are eligible to participate in the Officers and Directors Stock Option Plan covering 600,000 shares while key employees are eligible to participate in the Employee Stock Option Plan covering 300,000 shares. During 1998, the Company amended such Plans to increase the number of options issuable under each plan to be 350,000 for the Employee Stock Options Plan and 2,100,000 for the Officers and Directors Stock Option Plan. Participants receive incentive stock options pursuant to the Plan. Options granted under the Employee Stock Option Plan are exercisable for a period of not more than ten years from the inception of the Plan. Options granted under the Officers and Directors Stock Option Plan are exercisable for a period of not more than five years from the inception of the Plan. Selection of participants, allotment of shares, determination of exercise price and other conditions of the granting of options will be determined by the Company. Additionally, the Plan provides that no options may be issued at an exercise price which is less than the fair market value of the Company's common stock on the date of grant.

                  The Company has outstanding stock options as follows:

                                     Plan Options           Non-Plan Options
                                ----------------------   -----------------------
         Outstanding at
           December 31,1997       680,000  $      .875   2,850,000   $ .05-$3.50

         Option grants          1,957,000  $1.25-$4.25          --            --

         Option cancellations    (240,000) $      .875  (1,745,000)  $ .2-$3.625

         Option expirations            --           --    (200,000)  $       .20

         Option exercises         (20,000) $      .875    (550,000)  $  .2-$.625
                                ----------------------   -----------------------
           Outstanding at
             December 31, 1998  2,377,000  $.875-$4.25     355,000   $.05-$3.625
                                ======================   =======================

                  At December 31, 1998, all of the 355,000 Non-Plan options and 2,377,000 Plan options were immediately exercisable.

                  On March 10, 1999, the Board of Directors of the Company adopted a 1999 Incentive Stock Plan, ("the 1999 Plan"), whereby 4,000,000 shares of common stock have been reserved for issuance under the 1999 Plan. Stock options issued under the 1999 Plan are also expected to have limited stock appreciation rights, "LSAR". A LSAR entitles the holder to receive within 60 days following a change in control an amount equal to the difference between the exercise price of the stock option and the market value of the common stock on the effective date of the change in control.

12.      ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

                  In fiscal 1996, the Company adopted the disclosure provisions SFAS No. 123, "Accounting for Stock-Based Compensation". For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 1998 and 1997: annual dividends of $0; expected volatility of 50%; risk- free interest rate of 7% and expected life of five years. The weighted average fair value of stock options granted during the years ended December 31, 1998 and 1997 was $.73 and $.37, respectively. If the Company had recognized compensation cost for stock options in accordance with SFAS No. 123, the Company's proforma net income (loss) and net income (loss) per share would have been ($5,726,003) and ($.48) per share for the fiscal year ended December 31, 1998 and $522,378 and $.06 per share for the fiscal year ended December 31, 1997.

13.      WRITE-OFF UNEARNED COMPENSATION

                  In February 1999, the Company terminated its employment agreement with the Company's Chairman/CEO. Accordingly, the Company wrote off the balance of deferred compensation of $82,090 associated with the future services required under his employment agreement. Such amount has been included in non-cash imputed compensation expense for the year ended December 31, 1998.

14.      COMMON STOCK SUBJECT TO PUT

                  In connection with the 1998 acquisitions of CBS, FCB and EJG, 495,000 shares of common stock issued are subject to the seller's ability to require the Company to repurchase such shares for a one to three year period for $1,485,000.

                  The common stock subject to the puts allows the holder of these puts to require the Company to purchase their common stock during the following periods of time: (i) 50,000 shares of common stock for $150,000 during the period of May 1999 to May 2000, (ii) 245,000 shares of common stock for $735,000 during the period of May 2000 to May 2001 and (iii) 200,000 shares of common stock for $600,000 during the period of January 1, 2001 to January 1, 2002.

15.      WRITE-OFF OF GOODWILL

                  Goodwill arose in connection with the acquisition of CBS, FCB and EJG. The goodwill is being amortized on a straight line basis over a period of 20 years. In 1998, the Company, under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed", evaluated the recoverability of the goodwill of CBS and EJG by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. As a result of such evaluation, the Company recorded a charge of $850,968 against this goodwill.

16.      DISCONTINUED OPERATIONS

                  On May 29, 1998, the Company acquired 100% of the stock of Trimax Systems Corp. and Multitask Corp. for 270,000 and 135,000 shares of the Company's common stock, respectively. The total purchase price, including acquisition costs, was $565,133 which was recorded as goodwill. In September and December 1998, the Company decided to discontinue the operations of Trimax and Multitask, respectively. The 270,000 shares of common stock issued in connection with the acquisition of Trimax were canceled. The remaining goodwill, advances to and costs incurred relating to these transactions were written off and shown separately as "discontinued operations".

                  Revenues of the discontinued companies were $1,220,350 for 1998.

17.      FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

                  The following adjustments were made in the fourth quarter of the year ended December 31, 1998:

         Additional accounts receivable bad debt write-offs      $   275,000
                                                                 ===========
         Write off of goodwill                                   $   850,968
                                                                 ===========
         Restructuring expenses                                  $   174,000
                                                                 ===========
         Litigation expenses                                     $   547,000
                                                                 ===========
         Write off of deferred compensation expense              $    82,090
                                                                 ===========

18.      LEGAL PROCEEDINGS

                  The Company is a defendant is one lawsuit styled Thomas L. Bauer, et al v. Triangle Imaging Group, Inc., Vito a. Bellezza, Judith Bellezza a/k/a Judith Klotz, Peter Bellezza and Franz Fideli in the Circuit Court of the 17th Judicial Circuit in and for Broward county, Florida filed in December 1998 by in excess of 25 of the Company's shareholders (the "Shareholder Litigation"). The Shareholder Litigation alleges, among other things, breaches of fiduciary duty, self-dealing, stock manipulation and insider trading by Mr. Bellezza, the Company's former Chief Executive Officer and Chairman of the Board. In general the allegations assert that Mr. Bellezza engaged in trading in the Company's common stock for his own benefit through an off-shore entity at a time when Mr. Bellezza was also allegedly engaged, through the use of a third-party stock promoter, in the unlawful upward manipulation of the trading price of the Company's common stock. The lawsuit further alleges certain claims against Judith Bellezza for her alleged participation in Mr. Bellezza's complained of activities, as well as claims against Franz Fideli and Peter Bellezza arising from the failure to discharge their fiduciary duties as directors of the Company when presented with the allegations against Mr. Bellezza and Judith Bellezza.

                  On November 20, 1998, the Company retained the Special Counsel (a law firm specializing in corporate and securities laws matters) to act as independent investigator with respect to the allegations later raised in the Shareholder Litigation for the purpose of determining the validity of such allegations. The Special Counsel delivered its report (the "Special Counsel Report") dated February 12, 1999 to the Company outlining the conclusion of the Special Counsel based upon a review and analysis of certain corporate documents and certain stock transfer and trading records. The Company's litigation counsel has reviewed the Special Counsel Report and will advise the Company on the Company's defenses to the claims raised against the Company in the Shareholder Litigation and whether the Company should pursue separate litigation against Mr. Bellezza, Judith Bellezza, Peter Bellezza and Franz Fideli. At this time, it is uncertain whether the Company will pursue such separate litigation and what course the Shareholder Litigation may take or the outcome of such litigation.

                  In addition to the foregoing, in January 1999, Waterside Capital Corporation ("Waterside") filed a lawsuit against the Company (the "Waterside Litigation") based upon alleged defaults by the Company under a promissory note in the original principal amount of $1,500,000, dated October 15, 1998, and alleged breaches of contract under certain related investment agreements. The Company and Waterside reached a settlement of the litigation pursuant to which the Company repriced certain stock purchase warrants granted to Waterside at the time of the closing of Waterside's investment in the Company. Pursuant to the settlement, the purchase price for the shares underlying the warrants was reduced from a range of $2.15 per share to $3.00 per share down to $.05 per share. In exchange for the repricing of the warrants, Waterside dismissed the Waterside Litigation and delivered to the Company a contingent general release. The release provides that Waterside cannot refile the lawsuit with the same claims set forth in the Waterside Litigation unless certain members of management and/or members of the Company's Board fail to remain in such positions through the date of the second annual meeting of shareholders held after the date of the settlement.

                  It is anticipated that litigation may also result from the recission of the TriMax acquisition in September 1998. Counsel for the former shareholders of TriMax has demanded payment pursuantto the terms of each of the consulting agreements entered into between the Company and each of the former TriMax shareholders incident to the recission of the acquisition of all of the outstanding shares of TriMax by the Company. As a consequence of, among other factors, the relationship between the Company's former Chairman and each of the former TriMax shareholders, based upon the results independent investigation and as a result of the fact that neither of the former TriMax shareholders has provided any services to the Company under their respective consulting agreements, the Company has canceled the consulting agreements with each such individual. Counsel for the former shareholders has likewise demanded the right to exercise the stock options purportedly granted to each of the former TriMax shareholders by the Company's former Chairman after the recission which right of exercise the Company has suspended and is currently reviewing.

                  The Company has accrued $320,000 for legal services and settlement costs with regard to the aforementioned as of December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   Fort Lauderdale, Florida
April 28, 1999

                                        TRIANGLE IMAGING GROUP, INC.

                                        By: /s/ HAROLD S. FISCHER
                                            -----------------------------------
                                                Harold S. Fischer
                                                President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                         TITLE                           DATE


/s/HAROLD S. FISCHER              President and Director          April 28, 1999
---------------------------
Harold S. Fischer


/s/GREG J. SEMINACK               Vice President-Finance          April 28, 1999
---------------------------       (Chief Accounting Officer)
Greg J. Seminack


/s/CHARLES D. WINSLOW             Chairman of the Board           April 28, 1999
---------------------------
Charles D. Winslow


/s/J. ALAN LINDAUER               Director                        April 28, 1999
---------------------------
J. Alan Lindauer