Form 10QSB
period 1999-03-31
TRIANGLE IMAGING GROUP INC
filed 1999-05-13
CIK 764763

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                        Commission file number: 2-96392-A

                          TRIANGLE IMAGING GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                           Florida                                59-2493183
                 ------------------------------                ---------------
                 State or other jurisdiction of                I.R.S. Employer
                 incorporation or organization               Identification No.


          1800 NW 49th Street, Suite 100, Ft. Lauderdale, FL        33309
          ---------------------------------------------------------------
               (Address of Principal Executive Office)          (Zip Code)

                                  954-229-5100
               ---------------------------------------------------
               (Registrant's telephone number including area code)


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

   Yes  [X]        No [ ]

            The number of shares of registrant's Common Stock, $.001 par value, outstanding as of May 7, 1999 was 14,143,791 shares.

                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARIES

                                   FORM 10-QSB


                                      INDEX

                                                                      Page
                                                                      Number
                                                                      ------

PART I - FINANCIAL INFORMATION:

         Item 1.  Financial Statements

            Consolidated Balance Sheet -
                         March 31, 1999................................  3

            Consolidated Statement of Operations -

            For the Three Months Ended March 31, 1999 and 1998 ........  5

            Notes to Financial Statements..............................  7

         Item 2.  Management's Discussion and Analysis ................  9


PART II - OTHER INFORMATION ........................................... 14

SIGNATURES ............................................................ 16

                         PART 1 - FINANCIAL INFORMATION

                          Item 1. Financial Statements


                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                     ASSETS


                                                                 March 31, 1999
                                                                 --------------

CURRENT ASSETS
            Cash and cash equivalents                              $   59,328
            Accounts receivable, net of allowance for
               doubtful accounts of: $(96,187.50)                   1,220,332
            Prepaid expenses                                           46,177
                                                                   ----------

            TOTAL CURRENT ASSETS                                   $1,325,837

EQUIPMENT                                                             338,622

GOODWILL                                                            1,971,253

OTHER ASSETS                                                       $  489,383
                                                                   ----------

                                                                   $4,125,095
                                                                   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  March 31, 1999


CURRENT LIABILITIES
              Accounts payable and accrued expenses                 $   897,230
              Deffered revenue                                          303,255
              Due to stockholders                                        50,000
              Current portion of note payable                           625,000
                                                                    -----------
                   TOTAL CURRENT LIABILITIES                        $ 1,875,485

NOTE PAYABLE                                                        $ 1,500,000

NOTES PAYABLE SUBJECT TO PUTS                                       $ 1,485,000

STOCKHOLDERS EQUITY
              Common stock, $.001 par value,                        $    13,523
              Authorized 50,000,000 shares 13,523,790 shares
                     issued and outstanding
              Additional paid-in capital
                                                                      6,410,719
              Accumulated deficit                                    (5,636,682)
              Deffered compensation                                     (37,950)
              Common stock subject to put                            (1,485,000)
                                                                    -----------
                   TOTAL STOCKHOLDERS' EQUITY                       $  (735,390)


                                                                    $ 4,125,095
                                                                    ===========

See notes to financial statements.

                  TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                           Three months ended Three months ended
                                             March 31, 1999     March 31, 1998
                                           ------------------ -----------------

SALES                                        $     2,091,079    $     1,687,365

COST OF SALES                                        679,787            275,781
                                             ---------------    ---------------

GROSS PROFIT                                       1,411,292          1,411,584

SELLING, GENERAL & ADMIN                           1,155,316            942,770

PRODUCT DEVELOPMENT                                   62,637                 --

NON-CASH IMPUTED COMPENSATION                         10,295             49,640

AMORTIZATION OF GOODWILL                              27,415             21,665
                                             ---------------    ---------------

INCOME (LOSS) FROM OPERATIONS                        155,629            397,509

INTEREST EXPENSE                                      70,562             19,752
                                             ---------------    ---------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
            BEFORE MINORITY INTEREST & TAX            85,067            377,757

TAX PROVISION                                             --            107,000
                                             ---------------    ---------------

NET INCOME (LOSS) FROM CONTINUING                     85,067            270,757
OPERATIONS

NET INCOME (LOSS)                            $        85,067    $       270,757
                                             ===============    ===============

NET INCOME PER SHARE:
            BASIC                            $          0.01    $          0.03
                                             ===============    ===============
            DILUTED                          $          0.01    $          0.02
                                             ===============    ===============

NUMBER OF SHARES USED IN COMPUTATION:
            BASIC                                 13,312,654          9,668,160
                                             ===============    ===============
            DILUTED                               14,772,654         12,096,077
                                             ===============    ===============


See notes to financial statements.


                           TRIANGLE IMAGING GROUP, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENT OF CASH FLOWS

                                            (Unaudited)

                                                                            Three months ended
                                                                                March 31,

                                                                             1999          1998
                                                                           ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                          $  85,067    $ 270,757
       Adjustment to reconcile net income to net cash
        provided by operating activities:
            Depreciation                                                      24,848       31,419
            Amortization of goodwill                                          27,415       21,665
            Non-cash imputed compensation                                     10,295       49,640

       Changes in assets and liabilities
            Increase in accounts receivable                                 (413,091)    (295,023)
            Decrease in deferred tax asset                                        --      107,000
            (Increase)/decrease in other assets                               28,937     (285,321)
            (Increase)/decrease in accounts payable and accrued expenses    (224,479)     114,765
            Decrease in deferred revenue                                        (165)     (77,512)
                                                                           ---------    ---------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (461,173)     (62,610)
                                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment                                                 (75,735)     (46,253)
                                                                           ---------    ---------

CASH USED IN INVESTING ACTIVITIES                                            (75,735)     (46,253)
                                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from sale of stock                                           466,813      396,411
                                                                           ---------    ---------
       Payment of debt                                                      (100,000)    (100,000)
                                                                           ---------    ---------

CASH PROVIDED FROM INVESTING ACTIVITIES                                      366,813      296,411
                                                                           ---------    ---------

NET INCREASE IN CASH                                                        (170,095)     187,548

CASH - BEGINNING OF PERIOD                                                   229,423      525,009
                                                                           ---------    ---------

CASH - END OF PERIOD                                                       $  59,328    $ 712,557
                                                                           =========    =========

See notes to financial statements.

                          TRIANGLE IMAGING GROUP, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements of Triangle Imaging Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair representation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

2.   EARNINGS PER SHARE

              Basic earnings per share are computed on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result.


3.   STOCKHOLDERS' EQUITY

              During the period ended March 31, 1999, the Company issued 416,813 shares of common stock for a total value of $416,813 and issued an additional 45,000 shares of common stock in lieu of a cash payment to a former principal of one of the acquired credit bureaus.

4.   ACQUISTIONS

              In May 1998, the Company acquired all of the outstanding capital stock of Credit Bureau Services, Inc., EJG Services, Inc. and Florida Credit Bureau, Inc. These companies were acquired by the Company for an aggregate of (i) $250,000 in immediately available funds, (ii) promissory notes in the principal amount of $100,000 and (iii) 495,000 restricted shares of the Company's common stock. The acquisitions of these companies have been accounted for as a purchase and accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair market values which approximates book value. The purchase prices, including acquisition costs, less the companies' book values was recorded as good will.

              The following schedule combines the unaudited pro-forma results of operations of the Company and these acquisitions for the quarter ended March 31, 1998 as if the acquisitions had occurred on January 1, 1998 and includes such adjustments which are directly attributable to the acquisition. It should not be considered indicative of the results that would have been achieved had the acquisitions not occurred or the results that would have been obtained had the acquisitions actually occurred on January 1, 1998.

                                                                Quarter Ended
                                                                March 31, 1998
                                                                --------------

                  Net sales                                     $   2,176,527

                  Net income                                    $     298,307

                  Net income per share:

                           Basic                                $        .03

                           Diluted                              $        .02

                  Shares used in computation:


                           Basic                                  10,163,160

                           Diluted                                12,591,077

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS DOCUMENT.

STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS DOCUMENT AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY THE COMPANY OR BY OFFICERS, DIRECTORS, OR EMPLOYEES OF THE COMPANY ACTING ON THE COMPANY'S BEHALF THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER UNKNOWN FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THE HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO STATEMENTS WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES", "BELIEF", "EXPECTS", "INTENDS", "ANTICIPATES", OR "PLANS" TO BE UNCERTAIN FORWARD-LOOKING STATEMENTS. THE FORWARD LOOKING STATEMENTS CONTAINED HEREIN ARE ALSO SUBJECT GENERALLY TO OTHER RISK AND UNCERTAINTIES THAT ARE DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

The following table sets forth information on operations for the periods indicated:


                                         Percentage of Net Revenues
                                             Three months ended
                                                  March 31,
CONSOLIDATED
                                        1999                       1998
                                  -----------------         ------------------
                                      $         %               $          %
                                  ----------   ----         ----------    ----
Net Sales                         $2,091,079   100%         $1,687,365    100%
Cost of Sales                     $  679,787    33%         $  275,781     16%
Operating Expenses                $1,255,663    60%         $1,014,075     60%
Income from Operations            $  155,629     7%         $  397,509     24%
Interest Expense (net)            $   70,562     3%         $   19,752      1%
Income Before Income Taxes        $   85,067     4%         $  377,757     22%
Net Income                        $   85,067     4%         $  270,757     16%

By Segment:


ENGINEERED BUSINESS SYSTEMS

                                         Percentage of Net Revenues
                                             Three months ended
                                                  March 31,

                                        1999                       1998
                                  -----------------         ------------------
                                      $         %               $          %
                                  ----------   ----         ----------    ----

Net Sales                         $1,677,999   100%         $1,687,365    100%
Cost of Sales                     $  334,754    20%         $  275,781     16%


QUICKCREDIT CORP.

                                         Percentage of Net Revenues
                                             Three months ended
                                                  March 31,

                                        1999                       1998
                                  -----------------         ------------------
                                      $         %               $          %
                                  ----------   ----         ----------    ----

Net Sales                         $ 413,080    100%         $       --     0%
Cost of Sales                     $ 345,033     84%         $       --     0%


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,1999 VS. THREE MONTHS ENDED MARCH 31,1998

CONSOLIDATED

Sales for the quarter ended March 31, 1999 were $2,091,079 or an increase of 24% over the $1,687,365 in sales for the period ended March 31, 1998. The increase in sales is due to several factors including additional revenue resulting from the acquisition of three credit bureaus by QuickCREDIT Corp., a subsidiary of the Company ("QCC"), during the second quarter of 1998 (the "QCC Acquisitions"), sales of the recently released DESC software product, new revenue from the emerging consulting practice, and increased sales within the outsourcing services group. Management believes that the demand for the Company's products remains strong in a continued period of low interest rates, increased consumer debt accumulation and steady housing and refinancing markets.

Cost of sales as a percentage of sales increased 17% from 16% for the quarter ended March 31, 1998 to 33% for the quarter ended March 31, 1999. This is primarily a result of the additional cost associated with the revenue generated from the QCC Acquisitions. Gross profit as a percentage of revenue has decreased from 84% for the first quarter of 1998 to 78% for the first quarter of 1999 for the same reason.

Selling, general and administrative (SG&A) expenses were $1,155,316 for the quarter ended March 31, 1999 representing an increase of 23% over SG&A expenses of $942,770 for the quarter ended March 31, 1998. This increase in SG&A is due to the additional SG&A associated with the operation of the QCC Acquisitions which accounted for approximately 10% of the increase. Additionally, the Company focused on upgrading its sales organization to expand the Company's market share in its existing client base and to create new opportunities in new markets resulting in a further increase in sales and marketing expenses. Research and Development expense was $62,637 in the quarter ended March 31, 1999 compared to no Research and Development expense for the quarter ended March 31, 1998. The Research and Development expense during the first quarter of 1999 is associated with the development by the Company of two new products in connection with a contract for the marketing and resale of such products entered into with an Atlanta, Georgia-based company that specializes in the nationwide marketing of products to bank credit card holders.

Non-cash imputed compensation decreased by $39,345 from $49,640 for the quarter ended March 31, 1998 to $10,295 for the quarter ended March 31, 1999. In December 1998, the Company wrote off the balance of the deferred compensation associated with the future services to be provided by the Company's former Chairman and Chief Executive Officer. In March, 1999, the Company's former Chairman and Chief Executive Officer was terminated for "cause" under his employment agreement with the Company. The Company no longer incurs the expense associated with these services. However, the Company has entered into a settlement agreement with the Company's former Chairman and Chief Executive Officer which requires periodic payments to him and/or his spouse. See "Part II, Legal Proceedings."

Amortization of goodwill was $27,415 for the quarter ended March 31, 1999 compared to $21,665 for the quarter ended March 31, 1998, an increase of $5,750. The increase in the amortization of goodwill is attributable to the goodwill purchased in connection with the QCC Acquisitions.

Income from operations for the quarter ending March 31, 1999 was $155,629, which represents a decrease of $241,880 over the income from operations of $377,757 for the quarter ending March 31, 1998. Net income decreased to $85,067 for the quarter ended March 31, 1999 from $270,757 for the quarter ended March 31, 1998 for the aforementioned reasons.

ENGINEERED BUSINESS SYSTEMS, INC.

Sales for Engineered Business Systems accounted for $1,677,999 or 80% of the Company's total revenue for the quarter ended March 31, 1999 compared to $1,687,365 or 100% of the Company's total revenue for the quarter ended March 31, 1998. The revenue mix for the quarter ended March 31, 1999 was comprised of recurring revenue from the ACES product line, the CRIS product line, annual software maintenance contracts, technical support revenues, revenues generated on a transactional per report basis and monthly software rental programs ("Recurring Revenue") (36%), outsourcing services (35%), software sales (22%) and consulting services of (7%). The comparable revenue mix for the quarter ended March 31, 1998 was Recurring Revenue (48%), outsourcing services (31%), software sales (21%) and consulting services (0%). Sales of the recently released DESC product, revenue derived from the emerging consulting practice, and steady growth of outsourcing service revenues offset declines in the CRIS transactional and ACES software sales. Management believes that the lack of growth in sales for the first quarter of 1999 as compared to the first quarter of 1998 is due to several factors, including the continued merger and acquisition activity within the Company's wholesale client base, development delays of network interfaces effecting the CRIS transactional base, overall business disruption brought about by the recent move of the Company's headquarters facility, and the diversion of management's attention away from operations due to the legal proceedings resulting in the termination of the Company's former Chairman and

Chief Executive Officer. See "Legal Proceedings." Cost of sales as a percentage of revenue increased from 16% for the quarter ended March 31, 1998 to 20% for the quarter ended March 31, 1999. Management believes that the increase is due to the shift in the Company's product mix from higher margin CRIS transactional revenue to lower margin outsourcing services. The Company's gross margins for the quarter ended March 31, 1999 was 80% compared to 84% for the quarter ended March 31, 1998.

QUICKCREDIT CORP.

QCC was formed, under the laws of the State of Florida, on February 23,1998 for the purpose of acquiring and operating formerly independent credit bureaus. QCC had no operations from its inception until the second quarter of 1998.

Total revenues for the three months ended March 31, 1999 were $413,080 and cost of sales was $345,033. Gross profit as a percentage of revenues was 16% for the three months ended March 31, 1999. Management believes that the gross profit as a percentage of revenue for the first quarter was adversely effected by a reduction of sales caused by several factors including delays in the release of software upgrades that facilitated the latest releases of the QCC software, the seasonality of the retail credit business in the first quarter and the relocation of the Company's headquarters and the legal proceedings with the Company's former Chairman and Chief Executive Officer discussed above.

STOCKHOLDERS' AGREEMENT

As of April 16, 1999, shareholders of the Company beneficially holding an aggregate of 6,368,454 shares of Common Stock, or 45.8% of the total number of shares outstanding, entered into a Stockholders Agreement pursuant to which the participating shareholders (the "Participating Shareholders") agreed to certain matters pertaining to the governance of the Company and the circumstances under which the shares held by the Participating Shareholders may be sold or transferred. The Participating Shareholders agreed, among other things, that (i) at any annual or special meeting of stockholders called for the purpose of voting on the election of directors, or by consensual action of stockholders with respect to the election of directors, the Participating Shareholders will vote the shares of the Company's Common Stock held thereby in favor of the directors nominated by Harold S. Fischer, the Company's Chief Executive Officer and President, and (ii) except for certain permitted transfers, each Participating Shareholder will not sell or transfer shares of the Company's Common Stock held thereby without first granting the Company and then the other Participating Shareholders with a right of first offer. Although the Company is not a party to the Stockholders Agreement, certain members of management are Participating Shareholders, including Harold S. Fischer, the Company's Chief Executive Officer and President.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital and capital expenditures requirements with cash provided from operations, the private sale of the Company's stock, and debt financing. In 1999 the primary source of cash receipts will be from payments for software and services. The Company's management believes that cash flows from continuing operations will be sufficient to fund operational expenditures in the immediate future and that planned expansion will be funded with cash from operations, and proceeds from the issuance of equity and debt financing.

Management estimates the future spending for capital expenditures during the 1999 fiscal year, will be approximately $300,000 and believes that the current and future cash flows from sales and proceeds from debt and equity financing will be sufficient to fund planned capital expenditures.

During the period ended March 31, 1999, the Company issued 416,813 shares of common stock for a total value of $416,813 and issued an additional 45,000 shares of common stock in lieu of a cash payment to a former principal of one of the acquired credit bureaus. See Part II "Changes in Securities and Use of Proceeds."

At March 31, 1999, the Company had working capital of $59,328 as compared to working capital of $712,557 at March 31, 1998. The reduction in working capital is attributable primarily to expenses associated with the relocation of the Company's headquarters, research and development costs, and legal fees and expenses and a reduction in revenues during the quarter ended December 31, 1998 associated with the litigation resulting in the termination of the Company's former Chairman and Chief Executive Officer.

YEAR 2000

     The Company recognizes that a challenging problem exists in that many computer systems worldwide do not have the capability of recognizing the year 2000 or the years thereafter. No easy technological "quick fix" has yet been developed for this problem. The Company has spent a considerable sum of money to assure that all its software programs are year 2000 compliant and believes that it has achieved this objective. This "Year 2000 Computer Problem" creates risk for the company from unforeseen problems in its own software and from third parties with whom the company deals. Such failures of the Company and/or third parties' computer systems could have a material adverse effect on the Company and its ability to conduct its business in the future.

INFLATION

     The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in the cost of supplies and services, or other operating costs, could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During the first quarter of 1999 the Company was a defendant in the lawsuit styled, THOMAS L. BAUER, ET AL V. TRIANGLE IMAGING GROUP, INC., VITO A. BELLEZZA, JUDITH BELLEZZA A/K/A JUDITH KLOTZ, PETER BELLEZZA AND FRANZ FIDELI in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida filed in December 1998 by in excess of 25 of the Company's shareholders some of whom are officers and employees of the Company (the "Shareholder Litigation"). The Shareholder Litigation alleges, among other things, breaches of fiduciary duty, self-dealing, stock manipulation and insider trading by Mr. Bellezza, the Company's former Chief Executive Officer and Chairman of the Board. The lawsuit further alleges certain claims against Judith Bellezza for her alleged participation in Mr. Bellezza's complained of activities, as well as claims against Franz Fideli and Peter Bellezza arising from the failure to discharge their fiduciary duties as directors of the Company when presented with the allegations against Mr. Bellezza and Judith Bellezza.

On January 14, 1999, a hearing was held before the Circuit Court for Broward County, Florida with regard to the Shareholder Litigation and an order was entered by the Court on February 22, 1999 (the "Order").

The Order, among other things, required the parties to submit their dispute to non-binding mediation. On April 30, 1999, the Company attended the required mediation conference and entered into a settlement agreement (the "Agreement") with Vito A. Bellezza, the Company's former Chief Executive Officer and Chairman of the Board of Directors, Judith Bellezza, Mr. Bellezza's wife and a former employee of the Company, Peter Bellezza, Mr. Bellezza's brother and a former director of the Company, and Franz Fideli, a former director of the Company. The Agreement includes a general release of all claims by the parties against all other parties and also (i) requires Messrs. Bellezza, Fideli and Peter Bellezza to surrender for cancellation (a) an aggregate of 900,000 shares of the Company's Common Stock and (b) options to purchase an aggregate of 2,200,000 shares of the Company's Common Stock at exercise prices ranging from $.05 per share to $1.875 per share, (ii) grants the Company's Board of Directors the right to vote, subject to certain limitations, all shares of the Company's Common Stock owned by such individuals (presently believed to be 3,317,136 shares) in accordance with the majority vote of the other shareholders of the Company's Common Stock, and (iii) requires that the Company pay to Vito Bellezza and/or Judith Bellezza a total of $468,000 over a period of three (3) years and to provide them with health and dental insurance coverage. As a result of the execution and delivery of the Agreement, Mr. Bellezza and the other defendants in the lawsuit will not serve as officers or directors of the Company and will not otherwise be involved in the day-to-day activities of the Company in any capacity. It is expected that the Agreement will be superseded by a more comprehensive, definitive settlement agreement in the near future; provided however, that if such a definitive settlement agreement is not executed by the parties by May 26, 1999, the Agreement remains binding and enforceable in accordance with its terms. Any disputes arising from the drafting and negotiating of the definitive settlement agreement shall be resolved by the mediator.

In addition to the foregoing, in January 1999, Waterside Capital Corporation ("Waterside") sued the Company (the "Waterside Litigation") in the United States District Court for the Eastern District of Virginia, Civil Action No. 2:98 cv 1468, based upon alleged defaults by the Company under a promissory note in the original principal amount of $1,500,000, dated October 15, 1998, and alleged breaches of contract under certain related investment agreements. The Company and Waterside reached a settlement of the litigation pursuant to which the Company repriced certain stock purchase warrants previously granted to Waterside at the time of the closing of Waterside's investment in the Company. Pursuant to the settlement, the exercise price of the warrants was reduced from a In addition to the foregoing, in January, 1999, Waterside Capital Corporation ("Waterside") filed a lawsuit against the range of $2.15 per share to $3.00 per share down to

$.05 per share. In exchange for the repricing of the warrants, Waterside dismissed the Waterside Litigation and delivered to the Company a contingent general release. The release provides that Waterside may not refile the lawsuit with the same claims set forth in the Waterside Litigation unless certain members of management and/or members of the Company's Board fail to remain in such positions through the date of the second annual meeting of shareholders held after the date of the settlement.

Item 2. Changes in Securities and Use of Proceeds

In January 1999, the Company issued 301,813 shares of Company common stock to certain individual accredited investors for an aggregate purchase price of $301,813 pursuant to Section 4(2) of the Securities Act of 1933 (the "Act").

In February 1999, the Company issued 115,000 shares of Company common stock to certain individual accredited investors for an aggregate purchase price of $115,000 pursuant to Section 4(2) of the Act.`

During March 1999, the Company also issued an additional 45,000 shares of Company common stock in lieu of certain cash payment obligations to a former principal of a credit bureau acquired by the Company in the second quarter of 1998, pursuant to Section 4(2) of the Act.



Item 6. Exhibits and Reports on Form 8-K

     A. Exhibits

     None.

     B. Reports on Form 8-K

     Current Report on Form 8-K dated January 5, 1999, Item 5

     Current Report on Form 8-K dated January 21, 1999, Item 5

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  TRIANGLE IMAGING GROUP, INC.



Dated: May 13, 1999               By:  /s/ Harold S. Fischer
                                       -----------------------------------------
                                           Harold S. Fischer, President,
                                           Chief Executive Officer and Director