Form 10QSB
period 1999-06-30
EBS INC /FL/
filed 1999-08-19
CIK 764763

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                        Commission file number: 2-96392-A

                  @ebs, inc. f/k/a TRIANGLE IMAGING GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

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

   Yes  [X]        No [ ]

            The number of shares of registrant's Common Stock, $.001 par value, outstanding as of August 18, 1999 was 14,079,255 shares.

                           @EBS, INC. AND SUBSIDIARIES

                                   FORM 10-QSB


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION:

         Item 1.  Financial Statements

            Consolidated Balance Sheet -
                         June 30, 1999.........................................3

            Consolidated Statement of Operations -

            For the Six and Three Months Ended
                         June 30, 1999 and 1998 ...............................5

            Consolidated Statement of Cash Flows-

            For the Six and Three Months Ended
                         June 30, 1999 and 1998................................6

            Notes to Financial Statements......................................7

         Item 2.  Management's Discussion and Analysis .......................11


PART II - OTHER INFORMATION ..................................................17

SIGNATURES....................................................................20

                         PART 1 - FINANCIAL INFORMATION

                          Item 1. Financial Statements




                           @EBS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                     ASSETS


                                                             JUNE 30, 1999
                                                             -------------

CURRENT ASSETS
    Cash and cash equivalents                                $     786,208
    Accounts receivable, net of allowance for
      doubtful accounts of:                                  $  (96,187.50)
                                                                   999,360
    Prepaid expenses                                                46,177

    TOTAL CURRENT ASSETS                                     $   1,831,745
EQUIPMENT                                                    $     413,091

GOODWILL                                                     $   1,934,992

OTHER ASSETS                                                 $     486,382

                                                             $   4,666,210
                                                             =============

                           @EBS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   JUNE 30, 1999
                                                                   -------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                          $  1,054,651
    Deferred revenue
                                                                        310,305
    Current portion of long term debt
                                                                        913,500

      TOTAL CURRENT LIABILITIES                                    $  2,278,456


NOTES PAYABLE SUBJECT TO PUTS                                      $  1,275,000


LONG TERM DEBT                                                     $    312,000


STOCKHOLDERS EQUITY
    Preferred stock, Class C $1,000 par value                      $  1,424,473
      12.5% cumulative 1,500 shares issued
      Redemption value $1,500,000
    Preferred stock, Class D $1,000 par value
                                                                        632,700
      12.5% cumulative 700 shares issued
      Redemption value $700,000
    Common stock, $.001 par value,
                                                                         13,610
    Authorized 50,000,000 shares
      Issued and Outstanding                                         13,610,000
    Additional paid-in capital
                                                                      6,257,133
    Additional paid-in capital - Subject to Puts
                                                                     (1,432,500)
    Accumulated deficit
                                                                     (6,060,162)
    Deferred compensation
                                                                        (34,500)
                                                                   ------------
      TOTAL STOCKHOLDERS' EQUITY                                   $    800,754

                                                                   $  4,666,210
                                                                   ============

                                        @EBS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF OPERATIONS

                                                (Unaudited)

                                                  THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                     ENDED           ENDED           ENDED           ENDED
                                                    JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                      1999            1998            1999            1998
                                                  ------------    ------------    ------------    ------------
SALES                                             $  1,799,758    $  2,147,910    $  3,890,837    $  3,835,275

COST OF SALES                                          984,029       1,000,852       1,663,816       1,545,989
                                                  ------------    ------------    ------------    ------------

GROSS PROFIT                                           815,729       1,147,058       2,227,021       2,289,286

SELLING, GENERAL &
ADMINISTRATIVE                                         891,440         594,445       2,044,896       1,184,441

PRODUCT DEVELOPMENT                                    450,280          83,419         512,917         166,838

NON-CASH IMPUTED COMPENSATION                           10,295          49,640          20,590          99,280

AMORTIZATION OF GOODWILL                                42,329          44,505          71,467          66,170

GAIN FROM SETTLEMENT OF LAWSUIT                       (212,000)             --        (212,000)             --
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                         (366,614)        375,049        (210,849)        772,557

INTEREST EXPENSE                                        56,865          43,156         127,564          62,908

NON RECURRING CHARGES ASSOCIATED WITH
ACQUISITIONS                                                --         151,200              --         151,200
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS)  BEFORE TAX                              558,449        (423,479)        180,693        (338,413)

TAX PROVISION                                               --              --              --         107,000
                                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS) BEFORE DISCONTINUED
OPERATIONS                                             451,449
                                                                      (423,479)        180,693        (338,413)

GAIN/LOSS FROM DISCONTINUED OPERATIONS                      --          58,507              --          58,507
                                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                     (423,479)        239,200        (338,413)        509,956
                                                  ============    ============    ============    ============

NET INCOME PER SHARE:

          BASIC                                          (0.03)           0.02           (0.03)           0.05
                                                  ============    ============    ============    ============

          DILUTED                                        (0.03)           0.02           (0.03)           0.04
                                                  ============    ============    ============    ============

NUMBER OF SHARES USED IN COMPUTATION:

          BASIC                                     13,660,290      11,810,552      13,486,472      10,014,357
                                                  ============    ============    ============    ============

          DILUTED                                   13,660,290      14,507,370      13,486,472      13,234,778
                                                  ============    ============    ============    ============

                                     See Notes to Financial Statements

                                                   5

                                @EBS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                        (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                    1999           1998
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (loss)                                         $  (338,413)   $   509,957

      Adjustment to reconcile net income to net cash
            provided by operating activities:
             Depreciation                                            59,262         43,418
             Amortization of goodwill                                69,744         66,170
             Non Cash imputed compensation                           20,590         99,280
             Gain from settlement of lawsuit                       (212,000)            --

      Changes in assets and liabilities
            (Increase)/decrease in accounts receivable             (192,119)      (975,481)
            Increase in prepaid expenses                                 --        (24,000)
            Decrease in deferred tax asset                               --        107,000
            (Increase)/decrease in other assets                     (60,601)      (635,016)
            Increase in accounts payable and accrued expenses       (42,058)       641,635
            Increase in bank line of credit                              --         39,533
            Decrease in deferred revenue                              6,885        (66,677)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (688,709)      (194,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
            Cash paid for acquisition                                    --       (462,195)
            Purchase of equipment/software                         (180,519)      (167,683)

CASH USED IN INVESTING ACTIVITIES                                  (180,519)      (629,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from sale of preferred stock                   632,700
            Proceeds from sale of common stock                    1,020,813        910,858
            Decrease in stock subscription receivable                    --        501,250
            Purchase of treasury stock                                   --        (10,649)
            Payment of note payable subject to puts                 (52,500)            --
            Payment of note payable                                (175,000)      (275,000)

CASH PROVIDED BY FINANCING ACTIVITIES                             1,426,013      1,126,459

NET INCREASE (DECREASE) IN CASH                                     556,785        302,400
CASH - BEGINNING OF PERIOD                                          229,423        525,009
CASH - END OF PERIOD                                                786,208        827,409

                             See notes to financial statements

                                        @EBS, INC.

                               NOTES TO FINANCIAL STATEMENTS

                                        (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of @ebs, inc. f/k/a Triangle Imaging Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair representation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


2.   EARNINGS PER SHARE

     Basic earnings per share are computed on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result.


3.   STOCKHOLDERS' EQUITY

     During the quarter ended March 31, 1999, the Company issued 416,813 shares of common stock, $.001 par value ("Common Stock"), for a total value of $416,813 and issued an additional 45,000 shares of common stock in lieu of a cash payment to a former shareholder of one of the acquired credit bureaus.

     During the quarter ended June 30, 1999, the Company issued 528,000 shares of common stock, $.001 par value ("Common Stock"), for a total value of $528,000 in a private placement of the Company's securities. The Company issued an additional 500,000 shares of Common Stock during the same period incident to the exercise of a stock purchase warrant held by Waterside Capital Corporation ("Waterside"). The total proceeds to the Company from such warrant exercise was $25,000, or $.05 per share, which exercise price was reduced from the original exercise price of between $2.15 and $3.00 per share in consideration for the settlement of a lawsuit filed against the Company by Waterside. During the period ended June 30, 1999, the Company also cancelled 800,000 shares of Common Stock in connection with the settlement of a lawsuit against the Company's former Chairman, his wife and two former directors of the Company. The settlement, entered into on April 30, 1999, requires the return to the Company for cancellation of an additional 100,000 shares of common stock held in the name of two of the Company's former directors. During the same period, pursuant to an amendment dated April 7, 1999 to that certain Agreement and Plan of Merger dated April 30, 1998, by and among the Company, QuickCREDIT Corp., CBS Acquisition Corp., Credit Bureau Services, Inc. and the Shareholders of Credit Bureau Services, Inc., the Company cancelled an additional 17,500 shares of Common Stock at a cost to the Company of $52,500.

     On June 30, 1999, the Company entered into a Series D Convertible Preferred Stock Purchase Agreement with Waterside, pursuant to which Waterside paid an aggregate purchase price of $700,000 in exchange for the issuance of 700 shares of the Company's Series D Redeemable Convertible Preferred Stock and a stock purchase warrant. The warrant entitles the holder to purchase up to 80,000 shares of the Company's Common Stock, subject to certain vesting requirements, at an exercise price of $1.15 per share until June 30, 2009, so long as the Series D Convertible Preferred Stock remains outstanding. On June 30, 1999, the Company also issued to Waterside 1,500 shares of its Series C Preferred Stock in exchange for the cancelation of outstanding indebtedness to Waterside in the amount of $1,500,000 and pursuant to that certain Agreement for Issuance of Preferred Stock to be Secured Until Issuance by Promissory Note entered into by and between the Company and Waterside on October 15, 1998.


4.   STOCK OPTION ISSUANCES

     During the period ended June 30, 1999, the Company's shareholders voted to adopt the Triangle Imaging Group, Inc. 1999 Incentive Plan (the "1999 Plan") and to reserve for issuance thereunder 4,000,000 shares of Common Stock. In connection with the adoption of the 1999 Plan, the Company terminated the Company's existing stock option plans, the 1997 Employee Stock Option Plan and the 1997 Officers and Directors Stock Option Plan (the "Terminated Option Plans"), and all stock options granted under such plans. At the time of cancellation of the Terminated Option Plans there were 1,195,000 stock options outstanding under the Terminated Plans, not including 2,200,000 stock options issued to the Company's former Chairman and canceled pursuant to the settlement agreement referenced in Note 3, above. These canceled options had exercise prices ranging from $.875 per share to $4.00 per share. At the close of the period ended June 30, 1999, after the cancellation of the options granted under the Terminated Option Plans and the reissuance of such options under the 1999 Plan and the grant of new options to the officers, employees, directors and consultants to the Company under the 1999 Plan, there were 3,507,250 stock options outstanding having exercise prices ranging from $.875 per share to $4.00 per share. All of the stock options canceled under the Terminated Option Plans were reissued under the 1999 Plan and there was no change in the exercise price of any of the reissued options.

5.   DISCONTINUED OPERATIONS

     In September and December 1998, the Company decided to discontinue the operation of Trimax Systems, Inc. and Multitask Computer Services, Inc., respectively. Second Quarter 1998 results have been restated to reflect these changes according to the following schedule:

                                                                 3 Months Ending     6 Months Ending
                                                                   June 30,1998        June 30,1998
                                                                 ---------------     ---------------
         Revenue                                                     $2,147,910         $3,835,275
         Cost of Sales                                               $  156,953         $  432,734
         SG&A                                                        $1,521,763         $2,464,533
         Net Income                                                  $  180,693         $  451,450
         Net Income per share (Basic)                                       .02                .05
         Net Income per share (Fully Diluted)                               .01                .03
         Number of Shares used in computation (Basic)                11,810,552         10,014,357
         Number of Shares used in computation (Fully Diluted)        14,507,370         13,234,778

An adjustment of $58,507 is shown separately as "Discontinued Operations."


6.   COST RECLASSIFICATION

     Certain costs that have been historically classified as Selling, General and Administrative have been reclassified to more accurately categorize the costs. The reclassification does not effect the Company's net income during the relevant period. The following schedule restates the Three Month Period Ending June 30, 1998 and the Six Month Period Ending June 30, 1998 to reflect the changes:

                               3 Months Ending                   3 Months Ending
                               June 30,1998                        June 30,1998
                               As reported     Reclassification    Reclassified
                               --------------- ----------------  ---------------

         Cost of Sales         $  156,953          $   843,899      $1,000,852
         SG&A                  $1,521,763            ($927,318)     $  594,445
         Product Development   $       --          $    83,419      $   83,419



                               6 Months Ending                   6 Months Ending
                               June 30,1998                        June 30,1998
                               As reported     Reclassification    Reclassified
                               --------------- ----------------  ---------------

         Cost of Sales         $  432,734          $ 1,113,255      $1,545,989
         SG&A                  $2,464,533          ($1,280,093)     $1,184,441
         Product Development   $       --          $   166,838      $  166,838

7.   LEGAL SETTLEMENT

     During the period ending June 30,1999, the Company cancelled 800,000 shares of Common stock in connection with the settlement of a lawsuit against the Company's former Chairman, his wife and two former directors of the Company. The settlement also requires the cancellation of an additional 100,000 shares of Common Stock held in the name of two of the Company's former directors. The Company recorded a net gain of $212,000 from the cancellation of the 900,000 shares referenced above, which gain was net of $468,000 in deferred payments pursuant to the settlement agreement.

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operation should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS DOCUMENT AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND OR STATEMENTS THAT MAY BE MADE BY THE COMPANY OR BY OFFICERS, DIRECTORS, OR EMPLOYEES OF THE COMPANY ACTING ON THE COMPANY'S BEHALF THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER UNKNOWN FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THE HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO STATEMENTS WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES", "BELIEF", "EXPECTS", "INTENDS", "ANTICIPATES", OR "PLANS" TO BE UNCERTAIN FORWARD-LOOKING STATEMENTS. THE FORWARD LOOKING STATEMENTS CONTAINED HEREIN ARE ALSO SUBJECT GENERALLY TO OTHER RISK AND UNCERTAINTIES THAT ARE DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

The following table sets forth information on operations for the periods indicated:

                                                  PERCENTAGE OF NET REVENUES

CONSOLIDATED                     Three months ended      Three months ended       Six months ended      Six months ended
                                   June 30, 1999            June 30, 1998          June 30, 1999          June 30, 1998
                                 ------------------      ------------------       ----------------      ----------------
                                         $             %          $           %          $           %          $         %
Net Sales                           $ 1,799,758       100%   $ 2,147,910     100%   $ 3,890,837     100%   $ 3,835,275   100%
Cost of Sales                       $   984,029        55%   $ 1,000,852      47%   $ 1,663,816      43%   $ 1,545,989    40%
Operating Expenses                  $ 1,182,344        66%   $   864,702      40%   $ 2,437,870      63%   $ 1,609,422    42%
Income from Operations              $  (366,614)      -20%   $   282,356      13%   $  (210,849)     -5%   $   679,864    18%
Interest Expense (net)              $    56,865         3%   $    43,156       2%   $   127,564       3%   $    62,908     2%
Income Before Income Taxes          $  (423,479)      -24%   $   239,200      11%   $  (338,413)     -9%   $   616,956    16%
Net Income                          $  (423,479)      -24%   $   239,200      11%   $  (338,413)     -9%   $   509,956    13%


ENGINEERED BUSINESS SYSTEMS      Three months ended      Three months ended       Six months ended      Six months ended
                                   June 30, 1999            June 30, 1998          June 30, 1999          June 30, 1998
                                 ------------------      ------------------       ----------------      ----------------
                                         $             %          $           %          $           %          $         %
Net Sales                           $ 1,410,739       100%   $ 1,635,518     100%   $ 3,088,738     100%   $ 3,323,882   100%
Cost of Sales                       $   695,176        49%   $   629,990      39%   $ 1,029,930      33%   $ 1,175,128    35%


QUICK CREDIT CORPORATION         Three months ended      Three months ended       Six months ended      Six months ended
                                   June 30, 1999            June 30, 1998          June 30, 1999          June 30, 1998
                                 ------------------      ------------------       ----------------      ----------------
                                         $             %          $           %          $           %          $         %
Net Sales                           $   389,019       100%   $   511,393     100%   $   802,100     100%   $   511,393   100%
Cost of Sales                       $   278,853        72%   $   370,861      73%   $   623,886      78%   $   370,861    73%

THREE MONTHS ENDED JUNE 30,1999 VS. THREE MONTHS ENDED JUNE 30,1998

CONSOLIDATED

Sales for the three months ended June 30, 1999 were $1,799,758 or a decrease of 16% from the $2,147,910 in sales for the same period ended June 30, 1998. The decrease in sales is due to several factors including a significant rise in residential mortgage interest rates which resulted in a reduction of the volume of credit reports associated with home mortgage originations and mortgage refinancings, continued consolidation within the Company's wholesale credit client base, and a resistance of clients to install new software applications in light of Year 2000 compliance priorities. Cost of sales as a percentage of sales increased 8%, from 47% for the quarter ended June 30, 1998 to 55% for the quarter ended June 30, 1999. The increase is primarily a result of a shift in revenue from the more profitable CRIS products to outsourcing services revenue which has a higher cost as a percentage of revenue. Gross profit as a percentage of revenue has decreased from 53% for the second quarter of 1998 to 45% for the second quarter of 1999.

Selling, general and administrative ("SG&A") expenses were $891,440 for the quarter ended June 30, 1999 representing an increase of 51% over SG&A expenses of $594,445 for the quarter ended June 30, 1998. This increase in SG&A is due to the additional costs associated with building the sales organization, administrative infrastructure and facilities Development expenses during the quarter were $450,280 compared with $83,419 or the same period in 1998. The Development expense during the second quarter of 1999 was primarily associated with the development by the Company of two new products in connection with a contract for the marketing and resale of such products entered into with an Atlanta, Georgia-based company that specializes in the nationwide marketing of products to bank credit card holders.

Non-cash imputed compensation decreased by $39,345 from $49,640 for the quarter ended June 30, 1998 to $10,295 for the quarter ended June 30, 1999. In December 1998, the Company wrote off the balance of the deferred compensation associated with the future services to be provided by the Company's former Chairman and Chief Executive Officer. In March 1999, the Company's former Chairman and Chief Executive Officer was terminated for "cause" under his employment agreement with the Company. The Company no longer incurs the expense associated with these services. However, the Company has entered into a settlement agreement with the Company's former Chairman and Chief Executive Officer which requires periodic payments to him and/or his spouse. See Part II "Legal Proceedings."

Amortization of goodwill was $42,329 for the three months ended June 30, 1999 compared to $44,505 for the three months ended June 30, 1998, a decrease of $2,176. The decrease in the amortization of goodwill is a result of a goodwill adjustment that was made in December 1998 in connection with the revaluation of the credit bureaus acquired by QCC in April and May of 1998.

A gain in the amount of $212,000 was recognized in the quarter ending June 30,1999 based on the settlement of the lawsuit with the Company's former Chairman and Chief Executive Officer. See Part II "Legal Proceedings."

The loss from operations for the quarter ended June 30, 1999 was $366,614, which represents a difference of $741,663 from the income from operations of $375,049 for the quarter ended June 30, 1998 for the reasons stated above. Net income was ($423,479) for the three months ended June 30, 1999, compared to $239,200 for the same period in 1998. The comparative difference of $662,679 was less than the comparative loss from operations primarily because of a 1998 charge associated with the QCC acquisitions offset by a gain from the discontinued Trimax Systems, Inc.
operation.

ENGINEERED BUSINESS SYSTEMS, INC.

Sales for Engineered Business Systems accounted for $1,410,739 or 78% of the Company's total revenue for the quarter ended June 30, 1999 compared to $1,635,518 or 76% of the Company's total revenue for the quarter ended June 30, 1998. The revenue decrease was a result of the continued decline of the revenue generated from the CRIS product line due to the continued consolidation of the CRIS client base. Higher interest rates which have caused a reduction in the residential mortgage refinancing market have accelerated the pace of this decline. Management believes that certain product enhancements that are in development will better position our products to reduce the rate of decline of this revenue stream.

The revenue mix for the quarter ended June 30, 1999 was comprised of recurring revenue from the ACES product line, the CRIS product line, annual software maintenance contracts, technical support revenues, revenues generated on a transactional per report basis and monthly software rental programs ("Recurring Revenue") (41%), outsourcing services (45%), software sales (11%) and consulting services (2%). The comparable revenue mix for the quarter ended June 30, 1998 was Recurring Revenue (50%), outsourcing services (28%), software sales (14%), Hardware (4%), and consulting services (4%). Sales of the DESC product and continued growth of outsourcing service revenues offset declines in the amount of revenue generated by the CRIS products and decreased software sales of the ACES product. Cost of sales as a percentage of revenue increased from 39% for the quarter ended June 30, 1998 to 49% for the quarter ended June 30, 1999. Management believes that the increase is due to the shift in the Company's product mix from higher margin CRIS transactional revenue to lower margin outsourcing services revenue. The Company's resulting gross margins for all products and services for the quarter ended June 30, 1999 was 51% compared to 61% for the quarter ended June 30, 1998

QUICKCREDIT CORP.

QCC was formed, under the laws of the State of Florida, on February 23,1998 for the purpose of acquiring and operating formerly independent credit bureaus. QCC had no operations from its inception until the second quarter of 1998.

Total revenues for the three months ended June 30, 1999 were $389,019 compared to $511,393 for the same period in 1998. The 24% decline in revenue from period to period was primarily due to the increase in residential mortgage interest rates which resulted in a reduction of the volume of credit reports associated with home mortgage originations and mortgage refinancings during the 1999 period. Another factor that management believes contributed to the reduction in revenue was the business disruption attendant to the consolidation of the Fort Lauderdale, Florida credit bureau operations into QCC's Jacksonville, Florida credit bureau operations. Management anticipates that the consolidation will eliminate redundant operational costs and expenses resulting in an estimated future cost savings of approximately $250,000 per year. Cost of sales during the second quarter of 1999 was $278,853, 25% lower than cost of sales of $370,861 that was recorded during the same period in 1998. Gross profit as a percentage of revenues was 28% for the three months ended June 30, 1999 compared to 27% for the three month period ending June 30, 1998. Management believes that gross profit as a percentage of revenue will improve as a result of the anticipated cost savings from the consolidation.

SIX MONTHS ENDED JUNE 30,1999 VS. SIX MONTHS ENDED JUNE 30,1998

CONSOLIDATED

Sales for the six months ended June 30,1999 were 3,890,837 or 1% higher than sales of $3,835,275 for the six month period ended June 30, 1998. The increase in sales was primarily due to the additional revenue produced from the acquisition of three credit service bureaus by QuickCREDIT Corp., a wholly-owned subsidiary of the Company ("QCC), during the second quarter of 1998 which offset decreasing wholesale credit revenue from the CRIS client base. Cost of sales as a percentage of sales increased 3% or $117,827 for the six months ended June 30, 1999 from $1,545,989 to $1,663,816. The reason for the increase in cost as a percentage of revenue was the replacement of the more profitable CRIS transactional business with lower margin outsourcing and Quick Credit services.

SG&A for the six months ended June 30,1999 was $2,044,896 compared to $1,184,441 for the same period in 1998. The increase was due to the expenses associated with the addition to the sales and administrative organizations as well as the relocation of the corporate offices. Research and Development for the six month period ended June 30, 1999 was $512,917 compared to $166,838 during the same period in 1998. The reason for the increase was primarily associated with the development by the Company of two new products in connection with a contract for the marketing and resale of such products entered into with an Atlanta, Georgia-based company that specializes in the nationwide marketing of products to bank credit card holders.

Non-cash imputed compensation decreased by $78,690 from $99,280 for the six months ended June 30, 1998 to $20,590 for the six months ended June 30, 1999. In December 1998, the Company wrote off the balance of the deferred compensation associated with the future services to be provided by the Company's former
Chairman  and Chief  Executive  Officer.  In March 1999,  the  Company's  former
Chairman and Chief Executive Officer was terminated for "cause" under his employment agreement with the Company. The Company no longer incurs the expense associated with these services. However, the Company has entered into a settlement agreement with the Company's former Chairman and Chief Executive Officer that requires periodic payments to him and/or his spouse. See Part II "Legal Proceedings."

Amortization of goodwill was $71,467 for the six month period ended June 30, 1999 compared to $66,170 for the six month period ended June 30, 1998, an increase of $5,297. The increase in the amortization of goodwill is a result of six months of goodwill amortization associated with the acquisition of Quick Credit Corporation versus three months of goodwill amortization during the same period in 1998.

The loss from operations for the six month period ended June 30, 1999 was $210,849, which represents a difference of $983,406 from the income from operations of $772,557 for the six months ended June 30, 1998. Net income was ($338,413) for the six month period ended June 30, 1999, compared to $509,956 for the same period in 1998 for the reasons stated above.

ENGINEERED BUSINESS SYSTEMS, INC.

Sales for Engineered Business Systems accounted for $3,088,738 or 79% of the Company's total revenue for six month period ended June 30, 1999 compared to $3,323,882 or 86% of the Company's total revenue for the same period ended June 30, 1998. The revenue decrease of $235,144 or 7%, was a result of the continued decline of the revenue generated from the CRIS product line due to the continued consolidation of the CRIS client base. Higher interest rates which have caused a reduction in the residential mortgage refinancing market have accelerated the pace of this decline. Management believes that certain product enhancements that are in development will better position our products to reduce the rate of decline of this revenue stream.

The revenue mix for the six month period ended June 30, 1999 was comprised of recurring revenue from the ACES product line, the CRIS product line, annual software maintenance contracts, technical support revenues, revenues generated on a transactional per report basis and monthly software rental programs ("Recurring Revenue") (37%), outsourcing services (40%), software sales (16%), hardware (2%) and consulting services (5%). The comparable revenue mix for the six month period ended June 30, 1998 was Recurring Revenue (49%), outsourcing services (30%), software sales (16%), Hardware (2%), and consulting services (3%). Sales of the DESC product and continued growth of outsourcing and consulting services offset declines in the amount of revenue generated by the CRIS products and decreased software sales of the ACES product.

Cost of sales as a percentage of revenue decreased from 35% for the six month period ended June 30, 1998 to 33% for the same period ended June 30, 1999 resulting in better gross margins for the comparable period. Management believes that this is due to improved gross margins on software sales and outsourcing services.

QUICKCREDIT CORP.

Total revenues for the six month period ended June 30, 1999 were $802,100 compared to $511,393 for the same period in 1998. The increase of $290,707 was a result of six months of revenue during 1999 versus three months of revenue during the same period in 1998.

Cost of sales during the six month period ended June 30, 1999 were $623,886, compared to $370,861 during the same period in 1998. The increase of $253,025 was a result of six months of revenue during 1999 versus three months of revenue during the same period in 1998. Gross profit as a percentage of revenues was 22% for the six month period ended June 30, 1999 compared to 27% for the six month period ended June 30, 1998. Management believes that Gross profit as a percentage of revenue will improve as a result of anticipated cost savings from the consolidation of the Fort Lauderdale, Florida credit bureau operations into QCC's Jacksonville, Florida credit bureau operations. Management anticipates that the consolidation will eliminate redundant operational costs and expenses resulting in an estimated future cost savings of approximately $250,000 per year.

STOCKHOLDERS' AGREEMENT

As of April 16, 1999, shareholders of the Company beneficially holding an aggregate of 6,368,454 shares of Common Stock, or 45.8% of the total number of shares then outstanding, entered into a Stockholders Agreement pursuant to which the participating shareholders (the "Participating Shareholders") agreed to certain matters pertaining to the governance of the Company and the circumstances under which the shares held by the Participating Shareholders may be sold or transferred. The Participating Shareholders agreed, among other things, that (i) at any annual or special meeting of stockholders called for the purpose of voting on the election of directors, or by consensual action of stockholders with respect to the election of directors, the Participating Shareholders will vote the shares of the Company's Common Stock held thereby in favor of the directors nominated by Harold S. Fischer, the Company's Chief
Executive Officer and President, and (ii) except for certain permitted transfers, each Participating Shareholder will not sell or transfer shares of the Company's Common Stock held thereby without first granting the Company and then the other Participating Shareholders with a right of first offer. Although the Company is not a party to the Stockholders Agreement, certain members of management are Participating Shareholders, including Harold S. Fischer, the Company's Chief Executive Officer and President.

VOTING AGREEMENT INCIDENT TO SETTLEMENT

On April 30, 1999, the Company entered into a settlement agreement with the Company's former Chairman, his wife and two former directors of the Company. Among the terms of the settlement was the grant to the Company's Board of Directors of the right to vote for a period of two (2) years from April 30, 1999, subject to certain limitations, all shares of the Company's Common Stock owned by such individuals, currently believed by the Company to be in excess of three million shares, in accordance with the majority vote of the other holders of the Company's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital and capital expenditures requirements with cash provided from operations, the private sale of the Company's stock, and debt and other equity financing. In 1999 the primary source of cash receipts will be from payments for software and services. The Company's management believes that cash flows from continuing operations may be sufficient to cover its working capital requirements, but additional financing will be required to fund planned expansion, research and development and any working capital shortfall. The Company has received a commitment to enter into a loan agreement that the Company expects to close during the third quarter of 1999.

Management estimates the future spending for capital expenditures during the remainder of the 1999 fiscal year will be approximately $300,000 and believes that the current and future cash flows from continuing operations and proceeds from debt and equity financing will be sufficient to fund such capital expenditures.

During the three month period ended June 30, 1999, the Company issued 528,000 shares of common stock for a total value of $528,000 and issued an additional 45,000 shares of Common Stock in lieu of a cash payment to a former principal of one of the acquired credit bureaus. In addition, during the same period, the Company issued to Waterside (i) 500,000 shares of Common Stock upon the exercise of a stock purchase warrant, at an exercise price of $.05 per share, for total consideration to the Company of $25,000, (ii) 1,500 shares of Series C Preferred Stock in consideration for the cancellation of indebtedness owed by the Company to Waterside in the amount of $1,500,000 and (iii) 700 shares of Series D Redeemable Convertible Preferred Stock in exchange for a cash purchase price of $700,000. See Part II "Changes in Securities and Use of Proceeds."

At June 30, 1999 the Company had working capital of ($446,711) as compared to working capital of $1,179,793 at June 30,1998. The reduction in working capital is primarily due to an increase in Current Liabilities of which the following represent the significant additions: (i) $157,000 of the Notes Payable Subject to Puts was reclassified into Current Liabilities based on an agreement reached in April 1999 with the former shareholders of Credit Bureau Services, Inc. (ii) in April 1999, the Company incurred a liability in connection with the settlement with the Company's former Chairman and Chief Executive Officer of $468,000 of which $156,000 was classified as a Current Liability, (iii) the note payable to the former shareholders of Engineered Business Systems, Inc. has a balloon payment of $400,000 due in February 1999, and (iv) an accrued expense to reserve for additional costs associated with the change of control of the Company in the amount $418,827.

YEAR 2000

     The Company recognizes that a challenging problem exists in that many computer systems worldwide do not have the capability of recognizing the year 2000 or the years thereafter. No easy technological "quick fix" has yet been developed for this problem. The Company has spent a considerable sum of money to assure that all of its software programs are year 2000 compliant and believes that it has achieved this objective. This "Year 2000 Computer Problem" creates risk for the company from unforeseen problems in its own software and from third parties with whom the company deals. Such failures of the Company and/or third parties' computer systems could have a material adverse effect on the Company and its ability to conduct its business in the future.

INFLATION

     The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in the cost of supplies and services, or other operating costs, could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the first quarter of 1999, the Company was a defendant in the lawsuit styled, THOMAS L. BAUER, ET AL V. TRIANGLE IMAGING GROUP, INC., VITO A. BELLEZZA, JUDITH BELLEZZA A/K/A JUDITH KLOTZ, PETER BELLEZZA AND FRANZ FIDELI in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida filed in December 1998 by in excess of 25 of the Company's shareholders some of whom are officers and employees of the Company (the "Shareholder Litigation"). The Shareholder Litigation alleged, among other things, breaches of fiduciary duty, self-dealing, stock manipulation and insider trading by Mr. Bellezza, the Company's former Chief Executive Officer and Chairman of the Board. The lawsuit further alleged certain claims against Judith Bellezza for her alleged participation in Mr. Bellezza's complained of activities, as well as claims against Franz Fideli and Peter Bellezza arising from the failure to discharge their fiduciary duties as directors of the Company when presented with the allegations against Mr. Bellezza and Judith Bellezza.

On April 30, 1999, the Company attended a court ordered mediation conference and entered into a settlement agreement (the "Agreement") with Vito A. Bellezza, the Company's former Chief Executive Officer and Chairman of the Board of Directors, Judith Bellezza, Mr. Bellezza's wife and a former employee of the Company, Peter Bellezza, Mr. Bellezza's brother and a former director of the Company, and Franz Fideli, a former director of the Company. The Agreement includes a general release of all claims by the parties against all other parties and also (i) requires Messrs. Bellezza, Fideli and Peter Bellezza to surrender for cancellation (a) an aggregate of 900,000 shares of the Company's Common Stock and (b) options to purchase an aggregate of 2,200,000 shares of the Company's Common Stock at exercise prices ranging from $.05 per share to $1.875 per share,
(ii) grants the Company's Board of Directo+rs the right to vote, subject to certain limitations, all shares of the Company's Common Stock owned by such individuals (presently believed to be in excess of 3,000,000 shares) in accordance with the majority vote of the other shareholders of the Company's Common Stock, and (iii) requires that the Company pay to Vito Bellezza and/or Judith Bellezza a total of $468,000 over a period of three (3) years and to provide them with health and dental insurance coverage. As a result of the execution and delivery of the Agreement, Mr. Bellezza and the other defendants in the lawsuit will not serve as officers or directors of the Company and will not otherwise be involved in the activities of the Company in any capacity. The Company has received from Vito A. Bellezza for cancellation 800,000 shares of Common Stock in connection with the settlement but has not yet received the remaining 100,000 shares of Common Stock required to be delivered for cancellation by Peter Bellezza and Franz Fideli.

In addition to the foregoing, in January 1999, Waterside Capital Corporation ("Waterside") filed a lawsuit against the Company (the "Waterside Litigation") in the United States District Court for the Eastern District of Virginia, Civil Action No. 2:98 cv 1468, based upon alleged defaults by the Company under a promissory note in the original principal amount of $1,500,000, dated October 15, 1998, and alleged breaches of contract under certain related investment agreements. The Company and Waterside reached a settlement of the litigation pursuant to which the Company re-priced certain stock purchase warrants previously granted to Waterside at the time of the closing of Waterside's investment in the Company. Pursuant to the settlement, the exercise price of the warrants was reduced from the range of $2.15 per share to $3.00 per share down to $.05 per share. In exchange for the re-pricing of the warrants, Waterside dismissed the Waterside Litigation and delivered to the Company a contingent general release. The release provides that Waterside may not refile the lawsuit with the same claims set forth in the Waterside Litigation unless certain members of management and/or members of the Company's Board fail to remain in such positions through the date of the second annual meeting of shareholders held after the date of the settlement.

In May 1999, the Company was sued in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, by Quest Communications International, Inc. ("Quest"), allegedly a former long distance telephone service provider to the Company, for in excess of $34,000 allegedly past due on an open account. The Company has denied any liability to Quest and is defending the lawsuit. The Company does not consider the amount in controversy or the disputed matters to be material to the success of the Company's business or to its financial position.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In April 1999, the Company issued 200,000 shares of Company common stock to certain individual accredited investors for an aggregate purchase price of $200,000 pursuant to Section 4(2) of the Securities Act of 1933 (the "Act").

In June 1999, the Company issued 328,000 shares of Company common stock to certain individual accredited investors for an aggregate purchase price of $328,000 pursuant to Section 4(2) of the Securities Act of 1933 (the "Act").

During the period ended June 30, 1999, the Company issued an additional 500,000 shares of Common Stock incident to the exercise of stock purchase warrants held by Waterside. The total proceeds to the Company from such warrant exercise was $25,000, or $.05 per share, which exercise price was reduced from the original exercise price of between $2.15 and $3.00 per share in consideration for the settlement of a lawsuit filed against the Company by Waterside. See Part II "Legal Proceedings." During the same period the Company also cancelled 800,000 shares of common stock in connection with the settlement of a lawsuit against the Company's former Chairman, his wife and two former directors of the Company entered into on April 30, 1999. The settlement requires the return for cancellation of an additional 100,000 shares of Common Stock, held in the name of two of the Company's former directors, which have not yet been delivered to the Company. See Part II "Legal Proceedings."

On June 30, 1999, the Company entered into a Series D Convertible Preferred Stock Purchase Agreement with Waterside, pursuant to which Waterside paid an aggregate purchase price of $700,000 in immediately available funds in exchange for the issuance of 700 shares of the Company's Series D Redeemable Convertible Preferred Stock and a stock purchase warrant. See the Company's Current Report on Form 8-K filed July 15, 1999. On the same date the Company issued to Waterside 1,500 shares of its Series C Preferred Stock in exchange for the cancellation of outstanding indebtedness to Waterside in the amount of $1,500,000. See the Company's Current Report on Form 8-K, filed July 15, 1999.

In April 1999 the Company and each of the former shareholders of Credit Bureau Services, Inc. (the "CBS Shareholders") entered into an amendment (the "CBS Amendment") to that certain Agreement and Plan of Merger (the "CBS Merger Agreement") by and among the Company, QuickCREDIT Corp., CBS Acquisition Corp., Credit Bureau Services, Inc. and the CBS Shareholders, dated April 30, 1998. The CBS Merger Agreement contains a provision granting the CBS Shareholders the right to require the Company to repurchase, after April 30, 1999 and upon the occurrence of certain triggering events, at the CBS Shareholders' option and upon their demand, the 245,000 shares of Common Stock issued in the merger (the "CBS Merger Shares") at a repurchase price of $3.00 per share (the "Put Option"). The CBS Amendment, among other things, recasts the Company's obligations under the Put Option to require that the Company (i) repurchase 17,500 CBS Merger Shares from the CBS Shareholders on each of May 3, 1999, August 2, 1999, November 1, 1999 and February 1, 2000 (for an aggregate total of 70,000 repurchased CBS Merger Shares) and (ii) repurchase, upon the CBS

Shareholders' demand, all or any portion of the remaining 175,000 CBS Merger Shares at any time from May 1, 2000 to April 30, 2001. The Company has repurchased an aggregate of 35,000 CBS Merger Shares, at a total cost to the Company of $105,000, satisfying the Company's May 1999 and August 1999 obligations pursuant to the CBS Amendment.

The Company and the former shareholder of EJG Services, Inc. (the "EJG Shareholder") entered into an amendment (the "EJG Amendment") to that certain Agreement and Plan of Merger (the "EJG Merger Agreement") by and among the Company, QuickCREDIT Corp., EJG Acquisition Corp., EJG Services, Inc. and the EJG Shareholder, dated May 22, 1998. The EJG Merger Agreement contains a provision granting the EJG Shareholder the right to require the Company to repurchase, after May 22, 1999 and upon the occurrence of certain triggering events, at the EJG Shareholder's option and upon his demand, the 200,000 shares of Common Stock issued in the merger (the "EJG Merger Shares") at a repurchase price of $3.00 per share (the "Put Option"). The EJG Amendment, among other things, changes the period during which the EJG Shareholder may require the Company to repurchase the EJG Merger Shares from the one year period beginning May 22, 1999 and ending May 21, 2000 to the one year period beginning January 1, 2001 and ending January 1, 2002.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 27, 1999, the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals:

         (a) ELECTION OF DIRECTORS. The following individuals were reelected for a term of one (1) year to the Company's Board of Directors: (i) Harold S. Fischer (9,553,244 votes for; 113,145 votes withheld); (ii) J. Alan Lindauer (9,553,168 votes for; 113,221 votes withheld); and (iii) Charles D. Winslow (9,553,244 votes for; 113,145 votes withheld).

         (b) 1999 INCENTIVE PLAN. The Company's 1999 Incentive Plan covering 4,000,000 shares of Common Stock was approved by the stockholders of the Company (8,187,453 votes for; 152,942 votes against; and 10,636 votes abstained).

         (c) AMENDMENT OF THE COMPANY'S  ARTICLES OF INCORPORATION.  In order to
(i) change the Company's name to "@ebs, inc.," and (ii) enable the Company's Board of Director's to establish the preferences, limitations and relative rights with respect to any class of unissued shares of capital stock, an amendment to the Company's Articles of Incorporation was approved by the stockholders of the Company (7,756,081votes for; 588,627 votes against; and 11,323 votes abstained).

         (d) REINCORPORATION IN THE STATE OF DELAWARE. In order to effect a reincorporation of the Company in the State of Delaware, a merger of the Company with and into a wholly-owned Delaware subsidiary was approved by the stockholders of the Company (8,225,220 votes for; 115,959 votes against; and 9,852 votes abstained).

         (e) RATIFICATION OF CERTAIN PRIOR CHANGES TO THE COMPANY'S CAPITAL STRUCTURE. The stockholders of the Company approved certain prior changes to the Company's capital structure.(7,782,798 votes for; 559,870 votes against; and 13,363 votes abstained).

See the Company's Schedule 14A Definitive Proxy Statement filed with the Securities and Exchange Commission on April 30, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

     None.

     B. Reports on Form 8-K

     Current Report on Form 8-K filed April 15, 1999, Item 5

     Current Report on Form 8-K filed May 4, 1999, Item 5

     Current Report on Form 8-K filed June 4, 1999, Item 5



SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   @ebs, inc.



Dated: August 18, 1999             By: /s/  HAROLD S. FISCHER
                                       ----------------------------------------
                                            Harold S. Fischer, President, Chief
                                            Executive Officer and Director