Form 10QSB/A
period 1999-06-30
EBS INC /FL/
filed 1999-08-26
CIK 764763

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A

                                (Amendment No. 1)


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
                                                             =============

                           @EBS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   JUNE 30, 1999
                                                                   -------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                          $  1,054,651
    Deferred revenue
                                                                        310,305
    Current portion of long term debt
                                                                        913,500
                                                                   ------------

      TOTAL CURRENT LIABILITIES                                    $  2,278,456


NOTES PAYABLE SUBJECT TO PUTS                                      $  1,275,000


LONG TERM DEBT                                                     $    312,000



STOCKHOLDERS EQUITY
    Preferred stock, Class C $1,000 par value                      $  1,424,473
      12.5% cumulative 1,500 shares issued
      Redemption value $1,500,000
    Preferred stock, Class D $1,000 par value                           632,700
      12.5% cumulative 700 shares issued
      Redemption value $700,000
    Common stock, $.001 par value,                                       13,610
    Authorized 50,000,000 shares
      Issued and Outstanding                    13,610,000
                                                ----------
    Additional paid-in capital                                        6,257,133
    Additional paid-in capital - Subject to Puts                     (1,432,500)
    Accumulated deficit                                              (6,060,162)
    Deferred compensation                                               (34,500)
                                                                   ------------
      TOTAL STOCKHOLDERS' EQUITY                                   $    800,754

                                                                   $  4,666,210
                                                                   ============

                                        @EBS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF OPERATIONS

                                                (Unaudited)

                                                  THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                     ENDED           ENDED           ENDED           ENDED
                                                    JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                      1999            1998            1999            1998
                                                  ------------    ------------    ------------    ------------
SALES                                             $  1,799,758    $  2,147,910    $  3,890,837    $  3,835,275

COST OF SALES                                          984,029       1,000,852       1,663,816       1,545,989
                                                  ------------    ------------    ------------    ------------

GROSS PROFIT                                           815,729       1,147,058       2,227,021       2,289,286

SELLING, GENERAL &
ADMINISTRATIVE                                         891,440         594,445       2,044,896       1,184,441

PRODUCT DEVELOPMENT                                    450,280          83,419         512,917         166,838

NON-CASH IMPUTED COMPENSATION                           10,295          49,640          20,590          99,280

AMORTIZATION OF GOODWILL                                42,329          44,505          71,467          66,170

GAIN FROM SETTLEMENT OF LAWSUIT                       (212,000)             --        (212,000)             --
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                         (366,614)        375,049        (210,849)        772,557

INTEREST EXPENSE                                        56,865          43,156         127,564          62,908

NON RECURRING CHARGES ASSOCIATED WITH
ACQUISITIONS                                                --         151,200              --         151,200
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE TAX                              (423,479)        180,693        (338,413)        558,449

TAX PROVISION                                               --              --              --         107,000
                                                  ------------    ------------    ------------    ------------


NET INCOME (LOSS) BEFORE DISCONTINUED
OPERATIONS                                            (423,479)        180,693        (338,413)        451,449


GAIN/LOSS FROM DISCONTINUED OPERATIONS                      --          58,507              --          58,507
                                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                     (423,479)        239,200        (338,413)        509,956
                                                  ============    ============    ============    ============

NET INCOME PER SHARE:

          BASIC                                          (0.03)           0.02           (0.03)           0.05
                                                  ============    ============    ============    ============

          DILUTED                                        (0.03)           0.02           (0.03)           0.04
                                                  ============    ============    ============    ============

NUMBER OF SHARES USED IN COMPUTATION:

          BASIC                                     13,660,290      11,810,552      13,486,472      10,014,357
                                                  ============    ============    ============    ============

          DILUTED                                   13,660,290      14,507,370      13,486,472      13,234,778
                                                  ============    ============    ============    ============

                                     See Notes to Financial Statements

                                                   5

                                @EBS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                        (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                --------------------------
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


                                   @ebs, inc.




Dated: August 26, 1999             By: /s/  HAROLD S. FISCHER
                                       ----------------------------------------
                                            Harold S. Fischer, President, Chief
                                            Executive Officer and Director