Form 10QSB
period 1999-09-30
ELECTRONIC BUSINESS SERVICES INC
filed 1999-11-19
CIK 764763

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                        Commission file number: 2-96392-A

               ELECTRONIC BUSINESS SERVICES, INC. f/k/a @ebs, inc.
                       f/k/a TRIANGLE IMAGING GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    Delaware                               65-0952956
          ------------------------------                ---------------
          State or other jurisdiction of                I.R.S. Employer
          incorporation or organization               Identification No.


          1800 NW 49th Street, Suite 100, Ft. Lauderdale, FL        33309
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

   Yes  [X]        No [ ]

         The number of shares of registrant's Common Stock, $.001 par value, outstanding as of November 18, 1999 was 13,989,255 shares.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                   FORM 10-QSB


                                      INDEX


                                                                          Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION:

         Item 1.  Financial Statements

            Consolidated Balance Sheet -
                         September 30, 1999................................    3

            Consolidated Statement of Operations -

                        For the Nine and Three Months Ended
                        September 30, 1999 and 1998........................    5

            Consolidated Statement of Cash Flows-

            For the Nine and Three Months Ended
                        September 30, 1999 and 1998........................    6

            Notes to Financial Statements..................................    7

         Item 2.  Management's Discussion and Analysis.....................   10


PART II - OTHER INFORMATION................................................   19

SIGNATURES.................................................................   20

                         PART 1 - FINANCIAL INFORMATION

                          Item 1. Financial Statements




               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                     ASSETS

                                                           September 30, 1999
                                                           ------------------

CURRENT ASSETS
            Cash and cash equivalents                          $   129,817
            Accounts receivable, net
               of allowance for
               doubtful accounts of:  $(147,473.91)                881,916
            Prepaid expenses                                        46,177

            TOTAL CURRENT ASSETS                               $ 1,057,910

EQUIPMENT                                                          540,840

GOODWILL                                                         1,899,514

OTHER ASSETS                                                       412,914

                                                               $ 3,911,178
                                                               ===========

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              September 30, 1999
                                                              ------------------
CURRENT LIABILITIES
            Accounts payable and accrued expenses               $  1,540,055
            Deferred revenue                                         343,735
            Dividend Payable                                          68,990
            Current portion of long term debt                        748,965
            Current portion of QCC Puts payable                      630,000
                 TOTAL CURRENT LIABILITIES                      $  3,331,745


NOTES PAYABLE SUBJECT TO PUTS                                   $    600,000

LONG TERM DEBT                                                  $    266,500


STOCKHOLDERS EQUITY
            Preferred stock, Class C $1,000 par value
                12.5% cumulative 1,500 shares issued
                Redemption value $1,500,000                     $  1,424,473
            Preferred stock, Class D $1,000 par value
                12.5% cumulative 700 shares issued
                Redemption value $700,000                            632,700
            Common stock, $.001 par value,
            Authorized 50,000,000 shares                              13,988
                issued and outstanding              13,988,000
                                                    ----------
            Additional paid-in capital                             6,481,354
            Additional paid-in capital -
                Subject to Puts                                   (1,230,000)
            Accumulated deficit                                   (7,578,532)
            Deferred compensation                                    (31,050)
                                                                ------------
                 TOTAL STOCKHOLDERS' EQUITY                     $   (287,066)


                                                                $  3,911,178
                                                                ============


                       See notes to Financial Statements

                                 ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENT OF OPERATIONS

                                                     (Unaudited)

                                      Three months ended Three months ended   Nine months ended    Nine months ended
                                        September 31,       September 31,       September 31,        September 31,
                                            1999               1998                1999                  1998
                                      ------------------ ------------------   -----------------    -----------------
SALES                                   $  1,475,475        $  2,216,989        $  5,366,312         $  6,052,264

COST OF SALES                                771,293             924,763           2,435,109            2,470,753
                                        ------------        ------------        ------------         ------------

GROSS PROFIT                            $    704,181        $  1,292,226        $  2,931,203         $  3,581,511

SELLING, GENERAL & ADMIN                   1,359,466           1,574,584           3,404,362            2,759,024

PRODUCT DEVELOPMENT                          682,738             247,084           1,195,655              413,922

NON-CASH IMPUTED COMPENSATION                 10,295              47,390              30,885              146,670

AMORTIZATION OF GOODWILL                      36,552              57,275             108,019              123,445

GAIN FROM SETTLEMENT OF LAWSUIT                   --                  --            (212,000)                  --
                                        ------------        ------------        ------------         ------------

INCOME (LOSS) FROM OPERATIONS           $ (1,384,870)       $   (634,107)       $ (1,595,718)        $    138,450

INTEREST EXPENSE                              17,636              24,959             145,200               87,867

NON RECURRING CHARGES ASSOCIATED
              WITH ACQUISITIONS                   --                  --                  --              151,200

RESTRUCTURING EXPENSE                             --              60,000                  --               60,000
                                        ------------        ------------        ------------         ------------

INCOME (LOSS) BEFORE TAX                $ (1,402,505)       $   (719,066)       $ (1,740,918)        $   (160,617)

TAX PROVISION                                     --            (107,000)                 --                   --
                                        ------------        ------------        ------------         ------------

NET INCOME (LOSS) BEFORE
              DISCONTINUED OPERATIONS   $ (1,402,505)       $   (612,066)       $ (1,740,918)        $   (160,617)

GAIN/(LOSS) FROM DISCONTINUED OPERATIONS          --            (248,183)                 --             (189,675)
                                        ------------        ------------        ------------         ------------

NET INCOME (LOSS)                       $ (1,402,505)       $   (860,249)       $ (1,740,918)        $   (350,292)

PREFERRED DIVIDENDS                          115,865                  --             115,865                   --

EARNINGS (LOSS) ON COMMON SHARES        $ (1,518,370)       $   (860,249)       $ (1,856,783)        $   (350,292)

NET INCOME PER SHARE:
              BASIC                            (0.11)              (0.05)              (0.13)               (0.01)
                                        ============        ============        ============         ============
              DILUTED                          (0.11)              (0.05)              (0.13)               (0.01)
                                        ============        ============        ============         ============

NUMBER OF SHARES USED IN COMPUTATION:

              BASIC                       14,366,790          13,015,073          13,779,912           11,368,226
                                        ============        ============        ============         ============
              DILUTED                     14,366,790          15,470,437          13,779,912           13,823,589
                                        ============        ============        ============         ============

                                          See Notes to Financial Statements

                    ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                        (Unaudited)

                                                                     Nine months ended
                                                                       September 30,
                                                                --------------------------
                                                                   1999            1998
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (loss)                                        $(1,856,783)   $  (350,292)
       Adjustment to reconcile net income to net cash
            provided by operating activities:
                    Depreciation                                    155,975         90,568
                    Amortization of goodwill                        108,019        123,445
                    Non Cash imputed compensation                    30,885        146,670
                    Gain from settlement of lawsuit                (212,000)            --

       Changes in assets and liabilities
            (Increase)/decrease in accounts receivable              (74,675)      (790,626)
            Increase in prepaid expenses                                 --        (36,883)
            Increase in Inventory                                        --        (35,957)
            (Increase)/decrease in other assets                        (205)      (777,115)
            Increase in accounts payable and accrued expenses       487,335        472,003
            Increase in bank line of credit                              --             --
            Decrease in deferred revenue                             40,316        (87,505)
                                                                -----------    -----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 $(1,321,133)   $(1,245,692)


CASH FLOWS FROM INVESTING ACTIVITIES:
            Cash paid for acquisition                                    --       (484,942)
            Purchase of equipment/software                         (365,447)      (182,279)
                                                                -----------    -----------
CASH USED IN INVESTING ACTIVITIES                               $  (365,447)   $  (667,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from sale of preferred stock                   632,700             --
            Proceeds from sale of common stock                    1,436,810      1,525,316
            Decrease in stock subscription receivable                    --        501,250
            Purchase of treasury stock                                   --        (10,649)
            Payment of note payable subject to puts                (155,000)            --
            Payment of note payable                                (327,535)      (350,000)
                                                                -----------    -----------
CASH PROVIDED BY FINANCING ACTIVITIES                           $ 1,586,975    $ 1,665,917
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                                     (99,606)      (246,996)

CASH - BEGINNING OF PERIOD                                          229,423        525,009
                                                                -----------    -----------

CASH - END OF PERIOD                                            $   129,817    $   278,013
                                                                ===========    ===========

                             See notes to financial statements

                       ELECTRONIC BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Electronic Business Services, Inc. f/k/a @ebs, inc. f/k/a Triangle Imaging Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair representation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


2.   EARNINGS PER SHARE

     Basic earnings per share are computed on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result.


3.   STOCKHOLDERS' EQUITY

     During the quarter ended September 30, 1999, the Company issued 446,000 shares of common stock, $.001 par value ("Common Stock") for a total value of $427,100 in a private placement of the Company's securities. During the same period the Company cancelled 17,500 shares of Common Stock held by the former shareholders of Credit Bureau Services, Inc. at a cost to the Company of $52,500 pursuant to an amendment dated April 7, 1999 to that certain Agreement and Plan of Merger by and among the Company, QuickCREDIT Corp., CBS Acquisition Corp., Credit Bureau Services, Inc. and the Shareholders of Credit Bureau Services, Inc., entered into on April 30, 1998. In addition, during the quarter ended September 30, 1999 the Company and the former shareholder of Florida Credit Bureau, Inc. (the "FCB Shareholder") entered into an agreement providing for termination of the right of the FCB Shareholder, granted in that certain Agreement and Plan of Merger by and among the Company, QuickCREDIT Corp., FCB Acquisition Corp., Florida Credit Bureau, Inc. and the FCB Shareholder dated May 22, 1998, to cause the Company to repurchase on demand, at a purchase price of $3.00 per share, 50,000 shares of Common Stock held by the FCB Shareholder (the "Put

     Option"). Pursuant to the agreement, the Company cancelled 10,000 shares of Common Stock issued to the FCB Shareholder in exchange for payment of $51,000 and the issuance of a promissory note in the original principal amount of $100,000. Upon delivery of payment of the third installment and the final installment under the Note, the Company shall receive for cancellation from the FCB Shareholder to additional blocks of 5,000 shares each. The note bears interest at the rate of 8% per year beginning June 4, 1999 and is payable in six equal monthly installments beginning September 1, 1999. During the quarter the Company made the cash payment of $51,000 as called for in the agreement and one payment of principal and interest under the note at a cost to the Company of $17,275.32.

     During the period the Company also issued 353 shares to an employee of a subsidiary of the Company pursuant to the cashless exercise of an incentive stock option granted under the Company's 1999 Incentive Plan. In addition, the Company issued 10,000 shares to another employee of one of the Company's subsidiaries in lieu of compensation pursuant to the terms of a compensation agreement with such entity.

4.   PREFERRED DIVIDENDS

     At a meeting of the Company's shareholders held on May 27, 1999, a majority of the Company's shareholders voted in favor of an amendment to the Company's Articles of Incorporation to, among other things, enable the Company's Board of Director's to establish the preferences, limitations and relative rights with respect to any class of unissued shares of capital stock. Accordingly, on June 30, 1999 the Company filed an amendment to the Company's Articles of Incorporation effecting such changes to its Articles of Incorporation and, in connection with a private sale of its securities to Waterside Capital Corporation, a small business investment company ("Waterside"), the Company established preferences, limitations and relative rights with respect to Series C Preferred Stock and Series D Redeemable Convertible Preferred Stock. In exchange for the issuance of the Series C Preferred Stock on June 30, 1999, the Company cancelled a promissory note payable to Waterside in the original principal amount of $1,500,000 and bearing interest at the rate of 14% per year and entered into an agreement to retroactively pay dividends on the Series C Preferred Stock, accruing at the rate of 12.5% per year payable quarterly, beginning April 15, 1999 in lieu of paying interest under the note from the same date. The Series D Convertible Redeemable Preferred Stock was issued to Waterside in exchange for an investment in the Company of $700,000 and accrues dividends at the rate of 12.5% per year payable quarterly. During the quarter ended September 30, 1999, the Company recorded a charge of $115,865 for Preferred Dividends accrued for the Series C and Series D Preferred Stock. The Company paid Waterside a dividend payment on the Series C Preferred Stock during the period in the amount of $46,875 and recorded a Preferred Dividend Payable in the amount of $68,990 for the unpaid portion of the Series C and D Preferred Stock Dividend.

5.   DISCONTINUED OPERATIONS  - Restatement of 1998 Results

     In September and December 1998, the Company decided to discontinue the operation of Trimax and Multitask, respectively. Third Quarter 1998 results have been restated to reflect these changes according to the following schedule:

                                                           3 Months Ending    9 Months Ending
                                                         September 30, 1998 September 30, 1998
                                                         ------------------ ------------------
     Revenue                                                $  2,216,989    $  6,052,264
     Cost of Sales                                          $    640,225    $  1,072,959
     SG&A                                                   $  1,943,893    $  4,408,426
     Net Income                                             $   (612,066)   $   (160,616)
     Net Income per share (Basic)                                   (.05)           (.01)
     Net Income per share (Fully Diluted)                           (.05)           (.01)
     Number of Shares used in computation (Basic)             13,015,073      11,368,226
     Number of Shares used in computation (Fully Diluted)     15,470,437      13,823,589

     An  adjustment  of   $(248,183)  is  shown   separately  as   "Discontinued
     Operations" for the three months ended September 30,1998 and $(189,676) for the nine month period ended September 30,1998.


6.   COST RECLASSIFICATION - Restatement of 1998 Results

     Certain costs that have been historically classified as Selling, General and Administrative Expenses have been reclassified to more accurately categorize the costs. The reclassification does not effect the Company's net income during the relevant period. The following schedule restates the Three Month Period Ending Sept. 30, 1998 and the Nine Month Period Ending Sept. 30, 1998 to reflect the changes:

                                3 Months Ending                                     3 Months Ending
                              September 30, 1998                                 September  30, 1998
                                  As Reported             Reclassification           Reclassified
                                  -----------             ----------------           ------------
         Cost of Sales           $   640,225                $    284,538              $   924,763
         SG&A                    $ 1,943,893                $   (369,309)             $ 1,574,584
         Product Development     $   162,313                $     84,771              $   247,084


                                9 Months Ending                                     9 Months Ending
                              September 30, 1998                                 September  30, 1998
                                  As Reported             Reclassification           Reclassified
                                  -----------             ----------------           ------------
         Cost of Sales           $ 1,072,959                $  1,397,794              $ 2,470,753
         SG&A                    $ 4,408,426                $ (1,649,402)             $ 2,759,024
         Product Development     $   162,313                $    251,609              $   413,922

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

The following table sets forth information on operations for the periods indicated:

                                                  PERCENTAGE OF NET REVENUES



Consolidated


                                    Three months ended      Three months ended     Nine months ended      Nine months ended
                                        30-Sep-99               30-Sep-98             30-Sep-99               30-Sep-98
                                        $            %          $           %          $           %          $           %
                                   --------------------    -------------------    -------------------    -------------------
Net Sales                          $ 1,475,475      100%   $ 2,216,989     100%   $ 5,366,312     100%   $ 6,052,264     100%
Cost of Sales                      $   771,293       52%   $   924,763      42%   $ 2,435,109      45%   $ 2,470,753      41%
Operating Expenses                 $ 2,106,686      143%   $ 1,904,292      86%   $ 4,672,121      87%   $ 3,742,128      62%
Income from Operations             $(1,402,505)     -95%   $  (612,066)    -28%   $(1,740,918)    -32%   $  (160,617)     -3%
Earnings (Loss) on Common Shares   $(1,518,370)    -103%   $  (860,249)    -39%   $(1,856,783)    -35%   $  (350,292)     -6%


Engineered Business Systems


Net Sales                          $ 1,184,307      100%   $ 1,689,167     100%   $ 4,273,045     100%   $ 5,012,050     100%
Cost of Sales                      $   565,940       48%   $   523,064      31%   $ 1,595,870      37%   $ 1,698,192      34%


Quick Credit Corporation


Net Sales                          $   291,167      100%   $   527,821     100%   $ 1,093,267     100%   $ 1,039,214     100%
Cost of Sales                      $   196,728       68%   $   401,699      76%   $   820,614      75%   $   772,560      74%

Three Months Ended September 30, 1999 vs. Three Months Ended September 30, 1998

CONSOLIDATED

Sales for the Three Months ended September 30, 1999 were $1,475,475 or a decrease of 33% from the $2,216,989 in sales for the period ended September 30, 1998. The factors contributing to the Company's reduction in sales is the rise in residential mortgage interest rates that has resulted in a significant reduction of the volume of credit reports associated with home mortgage originations and mortgage refinancings, the continued consolidation within the Company's wholesale credit client base and a resistance of clients to acquire and install new software applications in light of Year 2000 compliance priorities. The overall cost of sales during the third quarter of 1999 was $771,293 representing a decrease of $153,470 from the cost of sales for the same period last year primarily due to the lower volume. Cost of sales as a percentage of sales increased 10%, from 42% for the quarter ended September 30, 1998 to 52% for the quarter ended September 30, 1999. The increase is primarily a result of a reduction in the amount of software sales and the continued shift in the revenue mix from the more profitable CRIS products to outsourcing services revenue which has a higher cost as a percentage of revenue. Gross profit as a percentage of revenue has decreased from 58% for the third quarter of 1998 to 48% for the third quarter of 1999.

Selling, general and administrative ("SG&A") expenses were $1,359,466 for the quarter ended September 30, 1999 representing a decrease of 14% from SG&A expenses of $1,574,584 for the quarter ended September 30, 1998. The decrease in SG&A is primarily attributable to employee layoffs and terminations resulting in lower labor, wage taxes, and insurance costs. Also contributing to the reduction in SG&A is a decrease in selling and travel expenses during the third quarter when compared to the same period last year. Offsetting the decrease in SG&A was a charge of $189,214 to SG & A for the write-off of bad debts. This charge is comprised of a write-off of $137,928 of uncollectable accounts and an increase to the reserve for doubtful accounts of $51,286.

Development expenses during the quarter were $682,738 compared with $247,084 for the same period in 1998. The development expense during the third quarter of 1999 was primarily associated with the development by the Company of two new products for resale to bank credit card holders. Management believes that investment in these products is essential to the growth of the Company and to diversify the Company's revenue sources into areas that are less interest rate sensitive in order to reduce the impact of negative interest rate changes on the Company's financial well being.

Non-cash imputed compensation decreased by $39,345 from $47,390 for the quarter ended September 30, 1998 to $10,295 for the quarter ended September 30, 1999. In December 1998, the Company wrote-off the balance of the deferred compensation associated with the future services to be provided by the Company's former
Chairman  and Chief  Executive  Officer.  In March 1999,  the  Company's  former
Chairman and Chief Executive Officer was terminated for "cause" under his employment agreement with the Company. The Company no longer incurs the expense associated with these services. However, the Company has entered into a settlement agreement with the Company's former Chairman and Chief Executive Officer that requires periodic payments to him and/or his spouse.

Amortization of goodwill was $36,552 for the quarter ended September 30, 1999 compared to $57,275 for the quarter ended September 30, 1998, a decrease of $18,723. The decrease in the amortization of goodwill is a result of a goodwill adjustment that was made in December 1998 in connection with the revaluation of the credit bureaus acquired by QCC in April and May of 1998.

The Company's loss from operations for the quarter ending September 30, 1999 was $1,384,870, which represents an increase of $750,763 from the loss from operations of $634,107 for the quarter ending September 30, 1998 for the reasons stated above. Net income was $(1,402,505) for the period ending September 30, 1999, compared to $(860,249) for the same period in 1998. The comparative difference of $542,256 was less than the comparative loss from operations primarily because of a 1998 charge associated with the discontinued Trimax and Mutitask operations Earnings on Common Shares for the period ending September 30, 1999 were $(1,518,370) compared to earnings on Common Shares of $(860,249) for the third quarter of 1998. Preferred Dividends of $115,865 accrued during the third quarter of 1999. There were no Preferred Dividends accrued during the same period in 1998.

ENGINEERED BUSINESS SYSTEMS, INC.

Sales for Engineered Business Systems accounted for $1,184,307 or 80 % of the Company's total revenue for the quarter ended September 30, 1999 compared to $1,689,167 or 76% of the Company's total revenue for the quarter ended September 30, 1998. The revenue decrease was a result of higher interest rates that have caused a reduction in the volume of new home sales and residential mortgage refinancings ,a reduction of software sales brought on by the reluctance of clients to install new software applications prior to Year 2000, and the continued decline of the revenue generated from the CRIS product line due to the consolidation of the CRIS client base. During the third quarter of 1999 the Company entered into a strategic alliance that will enable the Company to process Fannie Mae mortgages and to offer certain future product enhancements that will better position the Company's products to reduce the rate of decline of this revenue stream.

The revenue mix for the quarter ended June 30, 1999 was comprised of recurring revenue from the ACES product line, the CRIS product line, annual software maintenance contracts, technical support revenues, revenues generated on a transactional per report basis and monthly software rental programs ("Recurring Revenue") (37%), outsourcing services (49%), software sales (10%) and consulting services (4%). The comparable revenue mix for the quarter ended June 30, 1998 was Recurring Revenue (41%), outsourcing services (36%), software sales (14%), Hardware (1%), and consulting services (8%). Sales of the DESC product and continued growth of outsourcing service revenues offset declines in the amount of revenue generated by the CRIS products and decreased software sales of the ACES product. Cost of sales as a percentage of revenue increased from 31% for the quarter ended September 30, 1998 to 48% for the quarter ended September 30, 1999. Management believes that the increase is due to the shift in the Company's product mix from higher margin CRIS transactional revenue to lower margin outsourcing services revenue. The Company's resulting gross margins for all products and services for the quarter ended September 30, 1999 was 52 % compared to 69 % for the quarter ended September 30, 1998.

QUICKCREDIT CORP.

QCC was formed under the laws of the State of Florida on February 23, 1998 for the purpose of acquiring and operating formerly independent credit bureaus. QCC had no operations from its inception until the second quarter of 1998.

Total revenues for the three months ended September 30, 1999 were $291,167 compared to $527,821 for the same period in 1998. The 45% decrease in revenue from period to period was primarily due to a reduction in sales of credit reports associated with mortgage originations and mortgage refinancings that have steeply declined as a result of an increase in residential mortgage interest rates during the third quarter of 1999. Cost of sales during the third quarter of 1999 was $196,728, 49% lower than cost of sales of $401,699 that was recorded during the same period in 1998. Gross profit as a percentage of revenues was 32% for the three months ending September 30, 1999 compared to 24% for the three month period ending September 30, 1998. The gross profit as a percentage of revenue has improved as a result of the cost savings from the consolidation of the credit operations into QCC's Jacksonville, Florida credit bureau operations.


Nine Months Ended September  30, 1999 vs. Nine  Months Ended September  30, 1998

CONSOLIDATED

Sales for the Nine Months ending September 30,1999 were $5,366,312 or 11% less than sales of $6,052,264 for the period ending September 30, 1998. The decrease in sales was primarily due to a decline in revenue generated by the CRIS client base that has been negatively impacted by the rise in mortgage interest rates. Cost of sales decreased by $35,644 for the Nine Months ending September 30, 1999 from $2,470,753 to $2,435,109, however cost of sales as a percentage of sales increased by 4% due to a shift in product mix from the more mature and profitable products to the lower margin service offerings. SG&A for the Nine Months ending September 30,1999 was $3,404,362 compared to $2,759,024 for the same period in 1998. The increase was due to expenses associated with an increase in the number of employees in the sales and administrative organizations as well as the relocation of the corporate offices. Research and Development for the nine month period ending September 30, 1999 was $1,195,655 compared to $413,922 during the same period in 1998. The increase in Research and Development expense was primarily associated with the development by the Company of two new credit services products for resale to bank credit card holders.

Non-cash imputed compensation decreased by $115,785 from $146,670 for the quarter ended September 30, 1998 to $30,885 for the quarter ended September 30, 1999. In December 1998, the Company wrote off the balance of the deferred compensation associated with the future services to be provided by the Company's former Chairman and Chief Executive Officer. In March 1999, the Company's former Chairman and Chief Executive Officer was terminated for "cause" under his employment agreement with the Company. The Company no longer incurs the expense associated with these services. However, the Company has entered into a settlement agreement with the Company's former Chairman and Chief Executive Officer that requires periodic payments to him and/or his spouse. See Part II "Legal Proceedings."

Amortization of goodwill was $108,019 for the nine months ending September 30, 1999 compared to $123,445 for the same period ending September 30, 1998 representing a decrease of $15,426. The decrease in the amortization of goodwill is a result of a goodwill adjustment that was made in December 1998 in connection with the revaluation of the credit bureaus acquired by QCC in April and May of 1998.

The loss from operations for the period ending September 30, 1999 was $1,595,718, which represents a difference of $1,734,168 from the income from operations of $138,450 for the period ending September 30, 1998. Net income was $(1,740,918) and Earnings on Common Shares were $(1,856,783) after Preferred Dividends of $115,865 for the period ending September 30, 1999, compared to Net Income of $(350,292) for the same period in 1998 for the reasons stated above.

ENGINEERED BUSINESS SYSTEMS, INC.

Sales for Engineered Business Systems accounted for $4,273,045 or 80 % of the Company's total revenue for the nine months ended September 30, 1999 compared to $5,012,050 or 83 % of the Company's total revenue for the same period ended September 30, 1998. The revenue decrease of $739,005 or 15%, was a result of the continued decline of the revenue generated from the CRIS system and the continued consolidation of the CRIS client base. Higher interest rates that have caused a reduction in the residential mortgage refinancing market have accelerated the rate of this decline. Management believes that certain product enhancements to the CRIS System that are under development will reduce the rate of decline of this revenue stream.

The revenue mix for the nine months ended September 30, 1999 was comprised of recurring revenue from the ACES product line, the CRIS product line, annual software maintenance contracts, technical support revenues, revenues generated on a transactional per report basis and monthly software rental programs ("Recurring Revenue") (37%), outsourcing services (42%), software sales (15%), hardware (1%) and consulting services (5%). The comparable revenue mix for the period ended September 30, 1998 was Recurring Revenue (47%), outsourcing services (32%), software sales (15%), Hardware (2%), and consulting services (4%). Software sales of the DESC product of $289,845 for the period ending September 30, 1999 compared to $42,000 for the same period during 1998 and continued growth of the outsourcing business from $1,570,171 during the nine month period ended September 30, 1998 to $1,810,727 for the same period in 1999 offset declines in the amount of revenue generated by the CRIS products ($1,067,948 for the nine month period ended September 30, 1999 compared to $1,777,693 during the comparable period of 1998) and decreased software sales of the ACES product ($329,185 for the nine months ended September 30, 1999 compared to $682,692 for the same period in 1998).

Cost of sales as a percentage of revenue increased from 34% for the nine months ended September 30, 1998 to 37% for the same period ended September 30, 1999. Management believes that the increase is due to the shift in the Company's product mix from higher margin CRIS transactional revenue to lower margin outsourcing services revenue.

QUICKCREDIT CORP.

QCC was formed under the laws of the State of Florida on February 23,1998 for the purpose of acquiring and operating formerly independent credit bureaus. QCC had no operations from its inception until the second quarter of 1998.

Total revenues for the nine month period ended September 30, 1999 were $1,093,267 compared to $1,039,214 for the same period in 1998. The increase of $54,053 was a result of nine months of revenue during 1999 compared to six months of revenue during the same period in 1998.

Cost of sales during the nine months ended September 30, 1999 was $820,614 compared to $772,560 during the same period in 1998. The increase of $48,054 was a result of nine months of revenue during 1999 compared to six months of revenue during the same period in 1998. Gross profit as a percentage of revenues was 25% for the nine months ended September 30, 1999 compared to 26% for the same period ending September 30, 1998. Management believes that Gross profit as a percentage of revenue will continue to improve as a result of cost savings from the consolidation of the Fort Lauderdale, Florida credit bureau operations into QCC's Jacksonville, Florida credit bureau operations.

Due to the continued business downturn the company initiated reductions in force during the quarter that eliminated approximately 25% of its current workforce. Annualized savings from these actions will be $960,000.

ISSUANCE OF SERIES C PREFERRED STOCK

On October 15, 1998, the Company, QCC, EBS and Waterside Capital Corporation ("Waterside") entered into an Agreement for Purchase of Preferred Stock to be Secured Until Issuance by Promissory Note pursuant to which the Company issued to Waterside a promissory note in the original principal amount of $1,500,000 with the agreement that the Company would issue shares of Series C Preferred Stock to Waterside in exchange for cancellation of the note at such time as the Company became authorized to do so. Accordingly on June 30, 1999, the Company established preferences, limitations and relative rights with respect to a class of Series C Preferred Stock and during the quarter ended September 30, 1999 issued all shares of such class to Waterside and canceled the note.

The class of Series C Preferred Stock created by the Company consists of 1,500 shares designated as Series C Preferred Stock. The Series C Preferred Stock has a par value of $1,000 per share and ranks senior to all series of preferred stock and common stock. Holders of Series C Preferred Stock are entitled to receive a quarterly cash dividend of $31.25 per share out of funds legally available for the payment of such dividend, commencing on April 15, 1999. Each share of Series C Preferred Stock is not convertible into any other securities of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series C Preferred Stock shall have a liquidation preference of $1,000 plus unpaid dividends that have accrued to the date of payment, if any. Each holder of Series C Preferred Stock shall not be entitled to vote, except that (i) a majority of the holders of Series C Preferred Stock are entitled to appoint one member to the Company's Board of Directors and (ii) the Company may not effect any of the following actions without the prior written consent of at least 66.67% of the shares of Series C Preferred Stock:

         (a) alter or change the powers, rights, limitations, preferences or restrictions of the Series C Preferred Stock;

         (b)  Create  a  class  or  series  of  capital  stock  having   rights,
preferences or privileges prior or superior to the Series C Preferred Stock;

         (c) Increase or decrease the aggregate number of authorized shares of Series C Preferred Stock, except for any decrease resulting from any redemption, repurchase or other reacquisition, or effect an exchange or reclassification of the shares of Series C Preferred Stock;

         (d) Repurchase redeem or otherwise acquire any shares of the Company's capital stock other than the Series C Preferred Stock if any dividends on the Series C Preferred Stock which have accrued and are payable remain outstanding at the time;

         (e) Liquidate, dissolve or wind-up the affairs of the Company or merge or consolidate the Company with any other entity or sell or encumber all or substantially all of the Company's assets or issue in one or a series of related transactions shares representing more than fifty percent (50%) of the aggregate voting power of all classes and series of the Company's voting stock if any dividends on the Series C Preferred Stock which have accrued and are payable remain outstanding at the time; or

         (f) Declare or pay any dividend or other distribution with respect to stock ranking junior to the Series C Preferred Stock if any dividends on the Series C Preferred Stock which have accrued and are payable remain outstanding at the time.

ISSUANCE OF SERIES D REDEEMABLE CONVERTIBLE PREFERRED STOCK

On June 30, 1999 the Company entered into a Series D Redeemable Convertible Preferred Stock Purchase Agreement with Waterside pursuant to which Waterside paid an aggregate purchase price of $700,000 in immediately available funds in exchange for the issuance of 700 shares of its Series D Redeemable Convertible Preferred Stock and a Stock Purchase Warrant. The Warrant entitles the holder to purchase up to 80,000 shares of the Company's Common Stock at an exercise price of $1.15 per share until June 30, 2009, so long as the Series D Redeemable Convertible Preferred Stock remains outstanding. The right to exercise the Warrant vests with respect to 20,000 shares on June 30, 1999 and with respect to 12,000 shares on each June 30th thereafter during the five year period commencing on June 30, 2000. Pursuant to the terms of an Investor Rights Agreement, the Company and Harold S. Fischer granted Waterside the right to put the shares of Series D Redeemable Convertible Preferred Stock first, to the Company, and then, to Harold S. Fischer, on the fifth anniversary of its issuance or earlier upon a Change of Control (as defined) at a price of $1,000 per share plus accrued and unpaid dividends. In exchange for Mr. Fischer's agreement to become obligated to repurchase the Series D Redeemable Convertible Preferred Stock from Waterside (in the event that the Company fails to do so), the Company issued to Mr. Fischer an option to purchase 200,000 shares of the Company's Common Stock at an exercise price equal to $.875 per share. In addition, under a Registration Rights Agreement, the Company granted Waterside certain piggy back registration rights with respect to the shares of Common Stock issuable upon the conversion of the Series D Redeemable Convertible Preferred Stock and upon the exercise of the Warrant.

The 700 shares of Series D Redeemable Convertible Preferred Stock issued to Waterside constitute all of the shares of the series designated Series D Redeemable Convertible Preferred Stock. The Series D Redeemable Convertible Preferred Stock has a par value of $1,000 per share and ranks senior to all series of preferred stock and common stock, except for shares of Series C Preferred Stock which rank senior to the shares of Series D Redeemable Convertible Preferred Stock. Holders of Series D Redeemable Convertible Preferred Stock are entitled to receive a quarterly cash dividend of $31.25 per share out of funds legally available for the payment of such dividend, commencing on October 15, 1999. Each share of Series D Redeemable Convertible Preferred Stock is convertible at any time into 870 shares of the Company's common stock, subject to anti-dilution protection. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the

Company, each share of Series D Redeemable Convertible Preferred Stock shall have a liquidation preference of $1,000 plus unpaid dividends that have accrued to date of payment, if any. Each holder of Series D Redeemable Convertible Preferred Stock shall not be entitled to vote, except that the Company may not effect any of the following actions without the prior written consent of at least 66.67% of the shares of Series D Redeemable Convertible Preferred Stock:

         (a) alter or change the powers, rights, limitations, preferences or restrictions of the Series D Redeemable Convertible Preferred Stock;

         (b)  Create  a  class  or  series  of  capital  stock  having   rights,
preferences or privileges prior or superior to the Series D Redeemable Convertible Preferred Stock (other than the Series C Preferred Stock);

         (c) Increase or decrease the aggregate number of authorized shares of Series D Redeemable Convertible Preferred Stock, except for any decrease resulting from any redemption, repurchase or other reacquisition, or effect an exchange or reclassification of the shares of Series D Redeemable Convertible Preferred Stock;

         (d) Repurchase redeem or otherwise acquire any shares of the Company's capital stock other than the Series D Redeemable Convertible Preferred Stock if any dividends on the Series D Redeemable Convertible Preferred Stock which have accrued and are payable remain outstanding at the time;

         (e) Liquidate, dissolve or wind-up the affairs of the Company or merge or consolidate the Corporation with any other entity or sell or encumber all or substantially all of the Company's assets or issue in one or a series of related transactions shares representing more than fifty percent (50%) of the aggregate voting power of all classes and series of the Company's voting stock if any dividends on the Series D Redeemable Convertible Preferred Stock which have accrued and are payable remain outstanding at the time; or

         (f) Declare or pay any dividend or other distribution with respect to stock ranking junior to the Series D Redeemable Convertible Preferred Stock if any dividends on the Series D Redeemable Convertible Preferred Stock which have accrued and are payable remain outstanding at the time.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital and capital expenditures requirements with cash provided from operations, the private sale of the Company's stock, and debt and other equity financing. In 1999 the primary source of cash receipts will be from payments for software and services. The Company's management believes that cash flows from the issuance of equity and debt financing will be required to fund day-to-day operational expenditures, planned expansion and research and development in the immediate future. Management estimates the future spending for operations, research and development and the repayment of trade payables and other current obligations of the Company during the nine month period beginning September 30, 1999 will require a minimum of $1,300,000 of debt or equity financing. FAILURE TO OBTAIN SUCH FINANCING MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY AND ITS PROSPECTS.

During the three month period ended September 30, 1999, the Company issued 452,000 shares of common stock for a total value of $427,100.

At September 30, 1999 the Company had working capital of ($2,273,835) as compared to working capital of $ 533,846 at September 30,1998. The reduction in working capital is primarily due to an increase in Current Liabilities of which the following represent the significant items: (i) $630,000 of the Notes Payable Subject to Puts was reclassified into Current Liabilities based on an agreement reached in April 1999 with the former shareholders of Credit Bureau Services, Inc. (ii) in April 1999, the Company incurred a liability in connection with the settlement with the Company's former Chairman and Chief Executive Officer of $468,000 of which $156,000 was classified as a Current Liability, (iii) the note payable to the former shareholders of Engineered Business Systems, Inc. has a balloon payment of $400,000 due in February 2000, (iv) an accrued expense to reserve for additional costs associated with the change of control of the Company in the amount $285,384.17, (v) and a Preferred Dividend payable to Waterside Capital in the amount of $68,990.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


During the first quarter of 1999 the Company was a defendant in the lawsuit styled, Thomas L. Bauer, et al v. Triangle Imaging Group, Inc., Vito A. Bellezza, Judith Bellezza a/k/a Judith Klotz, Peter Bellezza and Franz Fideli in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida filed in December 1998. On January 14, 1999, a hearing was held before the Circuit Court for Broward County, Florida with regard to the litigation and an order was entered by the Court on February 22, 1999 (the "Order").

The Order, among other things, required the parties to submit their dispute to non-binding mediation. On April 30, 1999, the Company attended the required mediation conference and entered into a settlement agreement (the "Agreement") with Vito A. Bellezza, the Company's former Chief Executive Officer and Chairman of the Board of Directors, Judith Bellezza, Mr. Bellezza's wife and a former employee of the Company, Peter Bellezza, Mr. Bellezza's brother and a former director of the Company, and Franz Fideli, a former director of the Company. The Agreement includes a general release of all claims by the parties against all other parties and also (i) requires Messrs. Bellezza, Fideli and Peter Bellezza to surrender for cancellation (a) an aggregate of 900,000 shares of the Company's Common Stock and (b) options to purchase an aggregate of 2,200,000 shares of the Company's Common Stock at exercise prices ranging from $.05 per share to $1.875 per share, (ii) grants the Company's Board of Directors the right to vote, subject to certain limitations, all shares of the Company's Common Stock owned by such individuals (presently believed to be in excess of 3 million shares) in accordance with the majority vote of the other shareholders of the Company's Common Stock, and (iii) requires that the Company pay to Vito Bellezza and/or Judith Bellezza a total of $468,000 over a period of three (3) years and to provide them with health and dental insurance coverage. As a result of the execution and delivery of the Agreement, Mr. Bellezza and the other defendants in the lawsuit will not serve as officers or directors of the Company and will not otherwise be involved in the day-to-day activities of the Company in any capacity. The Company has received from Vito A. Bellezza for cancellation 800,000 shares of Common Stock in connection with the settlement and has received 50,000 shares of Common Stock for cancellation from each of Peter Bellezza and Franz Fideli. All shares delivered for cancellation have been retired by the Company.


Item 2. Changes in Securities and Use of Proceeds


In August 1999, the Company issued 452,000 shares of Common Stock to certain individual accredited investors for an aggregate purchase price of $452,000 pursuant to Section 4(2) of the Securities Act of 1933 (the "Act"). The proceeds from the sale of Common Stock were used by the Company for day to day operational expenses and for research and development.

In September 1999, the Company canceled 10,000 shares of Common Stock incident to an agreement with the former shareholder of Florida Credit Bureau, Inc.

Item 6. Exhibits and Reports on Form 8-K

     A. Exhibits

     None.

     B. Reports on Form 8-K

     Current Report on Form 8-K dated July 15, 1999, Item 5



                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ELECTRONIC BUSINESS SERVICES, INC.



Dated: November 19, 1999               By: /s/ HAROLD S. FISCHER
                                       --------------------------------------
                                               Harold S. Fischer,
                                               President, Chief
                                               Executive Officer and Director