Form 10-K
period 1999-12-31
ELECTRONIC BUSINESS SERVICES INC
filed 2000-04-17
CIK 764763

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------
                                   FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999     Commission File Number 2-96392-A

                      ELECTRONIC BUSINESS SERVICES, INC.
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       Delaware                                         65-0952956
(STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

1800 NW 49th Street, Suite 100, Ft. Lauderdale, FL     33309
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 229-5100 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                Common Stock, par value $.001 per share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

      Revenues for the Issuer's most recent fiscal year are $6,486,533

      The aggregate market value of the voting stock held by non-affiliates of the Issuer as of April 12, 2000 was approximately $1,378,820.

      The number of outstanding shares of the Issuer's common stock as of April 14, 2000 was 13,989,255 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      NONE.

==============================================================================

                       ELECTRONIC BUSINESS SERVICES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I

Business.......................................................................1
Properties....................................................................17
Legal Proceedings.............................................................17
Submission of Matters to a Vote of Security Holders...........................19


PART II

Market for Common Equity and Related Stockholder Matters......................19
Management's Discussion and Analysis..........................................20
Financial Statements .........................................................25
Changes In and Disagreements With Accountants on
  Accounting and Financial Disclosure.........................................25


PART III

Directors, Executive Officers, Officers, Promoters and Control
  Persons; Compliance with Section 16(a) of the Exchange Act..................26
Executive Compensation........................................................30
Security Ownership of Certain Beneficial Owners and Management................33
Certain Relationships and Related Transactions................................34
Exhibits, Lists and Reports on Form 8-K.......................................40

ITEM 1.         BUSINESS

GENERAL

      Electronic Business Services, Inc. f/k/a @ebs, Inc. f/k/a Triangle Imaging Group, Inc. (collectively with the subsidiaries, the "Company" or "EBSI") through its operating subsidiaries creates software and provides services to the mortgage lending and credit agency industries. All of the Company's business operations are conducted through Engineered Business Systems, Inc. ("EBS") and QuickCREDIT Corp. ("QCC") and its subsidiaries. EBS, acquired by the Company in December 1996, develops and sells software quality assurance products and services for the mortgage and credit industry. QCC, formed by the Company in February 1998, acquired three (3) credit agencies in April and May 1998. Through its three (3) wholly owned subsidiaries, QCC compiles, organizes and sells comprehensive credit reports to its customers.

      The 1999 fiscal year was a difficult year for the Company which suffered significant financial losses stemming primarily form the effects of the change of control occurring in December 1998 and the related litigation continuing into the second quarter of 1999, a failed business partnership with Interfinancial Services Corp. and an increase in residential mortgage interest rates causing a dramatic downturn in the mortgage industry. Losses for the 1999 fiscal year were $2,104,246 on sales of $6,486,533 during the 1999 fiscal year (which had decreased from $7,608,904 for the prior fiscal year). As a result of the continued deterioration of the Company's financial condition giving rise to employee layoffs, terminations and resignations in 1999 and the first part of 2000, the Company's total workforce decreased from approximately 84 employees at March 31, 1999 to approximately 42 employees at April 14, 2000. As a cost saving measure and as a result of the loss of a significant operations manager, in the case of QCC's Jacksonville, Florida location, and the termination of QCC's agreement with Interfinancial Services Corp., in the case of QCC's Atlanta, Georgia location, QCC closed and consolidated its Jacksonville, Florida operations and its Atlanta, Georgia operations into the Company's Fort Lauderdale, Florida headquarters. The Company remains dependent upon outside sources of equity and debt capital and may be unable to continue its operations in the absence of receipt of significant capital funding in the near future.

      During the fourth quarter of 1999 and the first quarter of 2000, the Company's cash flow situation required it to prioritize the payment of certain accounts payable and other expenditures resulting on several occasions in delayed payment of salary and expenses to the Company's executive officers and other members of the Company's management. All salary obligations to management delayed during such period have been satisfied as of the date of this report. The Company's management believes that future delays in satisfying the Company's payroll obligations may occur if the Company's business and prospects do not improve or if the Company does not receive additional investment capital.

      On October 8, 1999, in a transaction approved by the Company's shareholders at its annual meeting of shareholders held on May 27, 1999, the Company merged with and into Electronic Business Services, Inc., a wholly owned Delaware subsidiary of the Company. The result of the merger was to change the

Company's name to Electronic Business Services, Inc. and to change its state of incorporation from Florida to Delaware. The Certificate of Incorporation and By-laws of Electronic Business Services, Inc. survive the merger. In addition, on October 15, 1999 the Company changed its trading symbol on the OTC Bulletin Board from "TRIG" to "AEBS".

      The Company relocated its principal corporate offices from Coconut Creek, Florida to a larger facility in Fort Lauderdale, Florida in March 1999. The executive offices of the Company are located at 1800 NW 49th Street, Suite 100, Ft. Lauderdale, FL 33309 (Telephone (954) 229-5100).

RECENT DEVELOPMENTS

      On January 27, 2000, due to the further deterioration of the business of the Company and its subsidiaries, the Company and QCC entered into a line of credit transaction with Waterside Capital Corporation. The purpose of the line of credit is to provide the Company and QCC with working capital, to fund the prosecution of QCC's claims against Interfinancial Services Corp. and to cover the cost of registration with the Securities and Exchange Commission of certain warrants and shares of Company common stock. The line of credit is evidenced by a promissory note that provides that the Company and QCC may from time to time request advances of principal under the note up to an aggregate maximum of $500,000. The Company and QCC do not have the right to re-borrow funds that have been previously advanced and repaid under the note. The unpaid principal balance of the note bears interest at the annual rate of twelve and one-half percent (12 1/2%) until all sums due under the note are paid in full. The Company is obligated to pay to Waterside interest only payments under the note with the first payment of interest due on August 1, 2000, and on the first day of each month thereafter until all sums due under the note are paid in full. If the note is not earlier repaid, the entire unpaid principal balance, all accrued and unpaid interest and any other sums due under the note must be paid in full by the Company on or before December 31, 2005. In addition, the note provides that the outstanding balance of the note may be converted into shares of Company common stock at any time after April 28, 2000 and prior to the payment of the outstanding balance of the note. The initial conversion rate is one share of common stock for each $.20 of the outstanding balance of the note so converted, subject to anti-dilution protection. The line of credit is secured by a second lien position on all of the assets of QCC, and by a pledge of all of the issued and outstanding common shares of QCC. In addition, EBS guaranteed the performance of the Company and QCC under the note and ancillary documents that are part of the transaction.

      In connection with the agreement to establish the line of credit, Waterside Capital Corporation and the Company agreed to cancel the 1,500 shares of Series C Preferred Stock and the 700 shares of Series D Preferred Stock of the Company owned by Waterside, constituting all outstanding shares of each such class, and to issue to Waterside in exchange therefor 2,200 shares of a new class of preferred stock designated Series E Convertible Redeemable Preferred Stock. The Series E Preferred Stock has substantially the same rights and preferences as the cancelled shares of Series C Preferred Stock and Series D Preferred Stock except that the shares of Series E Preferred Stock are convertible into shares of Company common stock, subject to certain limitations, at the rate of 5,000 shares of common stock for each converted share of Series E

Preferred Stock. The accrued and unpaid dividends due to Waterside on the canceled shares of Series C Preferred Stock and Series D Preferred Stock, as well as any accrued and unpaid dividends that may become due to Waterside on the Series E Preferred Stock, are also convertible into shares of common stock at the rate of one share of Common Stock for each $.20 of accrued and unpaid dividends so converted. In addition, the Company granted to Waterside Common Stock purchase warrants to purchase 30,000 shares of Common Stock for $.20 per share. The stock purchase warrants are exercisable for a period of 10 years from the date of issuance. In connection with the transaction, the Company agreed to register for resale with the Securities and Exchange Commission all of the shares of restricted common stock owned by Waterside as of the date of the agreement and all shares of common stock issuable upon conversion of the Series E Preferred Stock, conversion of the accrued and unpaid dividends on the Series E Preferred Stock, conversion of the note and the exercise of the common stock purchase warrants.

      On January 31, 2000 the Company entered into a Promissory Note Modification and Extension Agreement, Renewal Promissory Note and warrant agreements with the former shareholders of EBS in order to restructure the Company's obligation to deliver payment of $400,000 to such individuals due on February 1, 2000. The renewal promissory note provides for eight consecutive monthly payments of $50,000 on the first day of each month beginning February 1, 2000. The renewal promissory note is prepayable without penalty at any time and bears interest at the rate of 21% per annum in contrast to the 8% annual rate of interest charged under the original note. All of the covenants and restrictions contained in the original note were made a part of the renewal promissory note. In addition, the renewal promissory note is secured by the original Stock Pledge and Security Agreement, dated December 2, 1996, that secured the obligations under the original note. The terms, covenants and conditions of such Stock Pledge and Security Agreement are expressly incorporated into the renewal note. The original note holders were issued 200,000 stock purchase warrants in consideration for restructuring the payment obligation in addition to the increase in the interest rate payable on the borrowed funds. The stock purchase warrants may be exercised in whole or in part into restricted shares of Company common stock at any time after February 1, 2000 and have a five-year term expiring on February 1, 2000. The warrant exercise price is $.40 per share. The warrants are protected against dilution if the Company subdivides or combines its outstanding shares of common stock or in the event the Company issues capital stock by reclassification of its common shares. In the event of the occurrence of any such event, the warrant agreement provides that the warrant exercise price in effect immediately prior to such action shall be adjusted so that the warrant holder shall be entitled to receive the number of shares of common stock or other capital stock that he would have owned or been entitled to receive immediately following such event had the warrant been exercised immediately prior thereto. The warrant agreement also provides the warrant holders the right to convert the warrants into the kind and amount of securities, cash or other property that they would have been entitled to receive if they had exercised the warrants immediately prior to the occurrence of any merger in which the Company is not the continuing corporation or in case of any sale or conveyance to another entity of all or substantially all of the Company's assets or in the event of a statutory exchange of securities with another entity.

      As of the date of this report the Company has not satisfied its payment obligations due on the first day of March and April of 2000 as required under the Promissory Note Extension and Modification Agreement. The former EBS shareholders have verbally agreed to give the Company an unspecified period of time to obtain financing or to otherwise become in a position to begin satisfying its payment obligations under the modified note. There is no guaranty that the former EBS shareholders will continue to delay their right to demand immediate payment of the modified note or to otherwise enforce their legal remedies triggered by the default by the Company of its payment obligations.

ENGINEERED BUSINESS SYSTEMS, INC.

      EBS designs, develops, markets and supports client/server based software for the mortgage credit reporting and mortgage banking industries. EBS software products for mortgage credit reporting currently include CRIS(R), Xchange(R), and QuickCREDIT for Windows(TM). CRIS(R) is used by a mortgage credit reporting agency to verify credit information in the national credit repositories and to produce a Residential Mortgage Credit Report. Xchange(R) provides the electronic data interchange (EDI) between CRIS(R), QuickCREDIT for Windows(TM), and the national credit repositories. QuickCREDIT for Windows(TM) is used by a mortgage bank to request credit information via Xchange(R).

      EBS software products for mortgage banking currently include ACES 2000(TM), DESC(TM), and DESC 2000. ACES(TM) was developed for mortgage banks to evaluate the quality of their loan origination process. ACES 2000(TM) integrates OLAP technology from Business Objects Americas to provide reporting with text, data and graphics, ad hoc database query and analysis, and electronic distribution of the results. DESC(TM) is a statistical sampling tool developed for ACES(TM) users. DESC 2000(TM) includes the Automated Loan Selection feature from ACES(TM) for mortgage banks using a quality control system that was either developed in-house or acquired from another vendor.

      In addition to developing and selling proprietary risk management software, EBS has a Quality Control Solutions division that offers outsourcing of the quality control review process and a Consulting Services division that offers clients extensive expertise in, among other things, mortgage quality evaluation, program risk analysis, and operation reviews that focus on maximizing revenue and reducing risk. It is critical for mortgage lenders to establish and evaluate effective operating procedures while assessing and managing risk inherent in the mortgage industry.

PRODUCTS AND SERVICES

ACES(TM)

      ACES(TM) assists mortgage lenders in assessing the accuracy of the information gathered in connection with making a loan. When considering whether to lend funds, a mortgage lender has potential borrowers complete a mortgage application. From this application and other accumulated information, the lender determines whether the applicant qualifies for a loan. As part of this loan process, the lender must also assess whether the property being purchased is of sufficient value to collateralize the loan. If the information obtained regarding the potential borrower and the property to be pledged as collateral satisfy certain lending criteria, the loan can then be made by the mortgage lender. Frequently, the mortgage lender then bundles a number of loans together and sells the portfolio of loans to Fannie Mae, Freddie Mac, Federal Housing Authority ("FHA"), Veterans Administration ("VA"), and other mortgage investors.

      In order to affect the sale of a mortgage portfolio, a lender, or loan originator, must review the information compiled in connection with originating the loan on a representative sample of loans in the portfolio. ACES(TM) software simplifies this process greatly. The ACES(TM) product enables each customer to perform quality control reviews based upon the risk management philosophy determined by their company. ACES(TM) provides either (i) a questionnaire, which the customer may modify, or (ii) an exception based analysis. The questionnaire enables the analyst reviewing the information gathered during the origination of the loan to quickly and accurately determine whether any information was omitted or misstated. ACES(TM) then creates reverification letters for the application, employment, deposits (source of funds), credit, and sometimes property appraisal. The exception based analysis enables the reviewer to identify specific exceptions, or items of concern.

      ACES(TM) also contains a loan selection module that enables the user to select loans for review from the entire universe of loans originated, with specific criteria or risk elements. This module randomly selects loans to insure no undue bias.

      EBS either sells or leases the ACES(TM) program. When a customer leases ACES(TM) software the maintenance fee is included. When selling the ACES(TM) software, the Company charges an additional annual software maintenance fee.

      In the second quarter of 1998, EBS released its ACES 98(TM) software. ACES 98(TM), a Year 2000 compliant program, is a Windows 95(R) and Windows NT(R) based product, which includes enhanced reporting modules. These reporting modules generated clearer and more concise reports as well as trend information that was not available in the previous versions of ACES(TM). As a result, ACES 98(TM) functioned more efficiently and effectively than earlier versions of ACES(TM).

      In the first quarter of 2000, EBS released ACES 2000(TM), which integrates OLAP technology from Business Objects Americas, Inc. to provide reporting with text, data and graphics, ad hoc database query and analysis, and electronic distribution of the results. ACES 2000(TM) features an SQL-compliant database for improved speed, reliability, and functionality. Demonstrations of the product have been well received and four orders with payment were received prior to general release of the product.

ACES(TM) Quality Control Solutions

      In lieu of purchasing or leasing the ACES(TM) software, mortgage lenders can outsource the quality review task to EBS. By using the ACES(TM) software, trained specialists at EBS analyze the original file containing information compiled in connection with a loan. EBS customers utilizing ACES(TM) Quality Control Solutions include some of the largest mortgage companies nationwide. Pursuant to the terms of a contract with its customers, EBS charges its customers a fixed fee for each reviewed file.

      EBS provides third party quality review services for professional reviews of Conventional, FHA, VA, Jumbo, and specialty mortgage loans. The ACES(TM) software also enables EBS to perform reviews for various transactions, including preliminary reviews prior to funding, post lending reviews and reviews of portfolios in connection with acquisitions or divestitures.

DESC(TM)

      In the second quarter of 1998 EBS released DESC(TM) (Data Evaluation and Selection Criteria), its statistical sampling software. This new tool, while providing mortgage lenders with the ability to draw sample data based on their own criteria, also allows them the ability to categorize their samples into predetermined risk groups for statistical sampling purposes. Known as "stratification", this function gives lenders the ability to validate risk assumptions by any number of factors as well as to assure themselves of the overall quality of the mortgage loans being sold into the secondary market. This methodology supports EBS' clients' ability to maximize the information obtained from the quality control process while minimizing the actual number of mortgage files to be reviewed. In the third quarter of 1999, EBS released DESC 2000(TM), which includes the Automated Loan Selection feature from ACES(TM) for mortgage banks using a quality control system that was either developed in-house or acquired from another vendor.

COMPAREX

      Due to funding priorities, this previously announced product, which would allow a mortgage bank to compare the quality of its loan origination process to an industry benchmark, is delayed until 2001. Similar to the use of Business Objects for ACES 2000(TM), EBS will now develop the COMPAREX product by using its knowledge of the mortgage banking industry to integrate technology-leading software to offer clients the most robust, open software available. This will enable EBS to deliver a functionally superior product with less time and expense.

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

CRIS(R)

      CRIS(R) assists mortgage credit reporting agencies in compiling comprehensive credit reports for their customers. To date, over 350 mortgage credit reporting agencies have purchased CRIS(R), each of which have also entered into a software maintenance agreement with the Company. CRIS(R) enables mortgage credit reporting agencies to verify the credit information provided by the national repositories and generate Residential Mortgage Credit Reports, which are required whenever an automated underwriting system cannot be used. In addition, CRIS(R) also provides mortgage credit reporting agencies with an accounts receivable and billing system for invoicing of reports generated by the CRIS(R) program.

      CRIS(R), a Year 2000 compliant program, is installed by EBS on a customer's system or sold pre-loaded on new computer equipment.

XCHANGE(R)

      Xchange(R) provides the Electronic Data Interchange (EDI) between CRIS(R) and the national repositories. Xchange(R) retrieves the credit information from one, two or three of the national repositories, consolidates the information, formats the data, and forwards it to CRIS(R) or the end-user as requested.

      Xchange(R), a Year 2000 compliant program, is installed by EBS on a customer's system, sold pre-loaded on new equipment or available as an application service via EBS. EBS currently provides Xchange(R) application services for approximately 60 mortgage credit reporting agencies nationwide.

QUICKCREDIT FOR WINDOWS(TM)

      In June of 1998, EBS introduced QuickCREDIT for Windows(TM), a software application that enables mortgage credit reporting agency clients to access the EBS Xchange(R) system for the purpose of requesting and compiling individual credit reports. This application operates on Windows 3.1, Windows 95(R) and Windows NT(R) operating systems. QuickCREDIT for Windows(TM) is provided without cost to the client, however it derives revenue on a transactional basis when used.

SALES AND MARKETING

      In order to service its customers, EBS and QCC presently employ a combined sales force of seven sales representatives. These sales representatives work on a salary plus commission basis and are responsible for placing their respective products with its principal customers, which include commercial banks, mortgage brokers, savings and loan associations, credit unions, mortgage credit reporting agencies and other lenders. The sales representatives are supported by a marketing services staff and three technical support representatives and seven customer service representatives.

      In addition, customers acquire CRIS(R) and EBS Xchange(R) through referrals to EBS or contacts through the sales organization. EBS derives revenue from these products based upon sale of software and hardware, annual service maintenance agreement payments, and monthly transactional fees.

COMPETITION

      The Company is aware of several software programs produced by private non-mortgage banking companies that compete directly with the ACES(TM) suite of products. More significantly, mortgage companies continually develop their own proprietary software in-house. ACES(TM) Quality Assurance Outsourcing has competition from many local, regional and national privately held companies.

      The credit reporting industry is highly competitive. Many credit reporting agencies have other software programs which generate credit reports from information supplied by the credit information repositories. As a result, both CRIS(R) and Xchange(R) have significant competition.

BACKLOG

      At December 31, 1999, EBS had no contract backlog. Revenues from sales are recorded upon software delivery, hardware delivery, and training. EBS has entered into one to two year contracts for services that obligate customers to specific minimum transactions with EBS.

EMPLOYEES

      As a result of the deterioration of the Company's financial condition giving rise to employee layoffs, terminations and resignations in 1999 and the first part of 2000, the Company's total workforce decreased from approximately 84 employees at March 31, 1999 to approximately 42 employees at April 14, 2000. Of the approximately 42 people employed with the Company as of the date of this report, seven (7) are engaged in marketing and sales, nineteen (19) are engaged in programming and customer service and five (5) are involved in finance and administration. None of the employees are union members and none are covered under any collective bargaining agreements.

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

RESEARCH AND DEVELOPMENT

      During 1999, the Company expensed approximately $848,208 of research and development costs. Approximately 60% of the EBS programming resources are engaged in research and development activities. These internal resources accounted for $229,629 of the total research and development costs. Research and development expenses related to external vendors were $618,579. The development activities were focused on upgrading the ACES and QCC products and the development of the two new QCC consumer products in connection with the agreement with Interfinancial Services Corp. which was terminated in November 1999.

      The Company estimates the future spending for research and development for the fiscal year 2000 to be approximately $340,000.

QUICKCREDIT CORP.

      QCC was formed by the Company as a wholly owned subsidiary in February 1998 for the purpose of acquiring local credit reporting agencies. In April 1998, QCC acquired two privately held mortgage credit reporting agencies located in Fort Lauderdale, Florida and Orlando, Florida. In May 1998, QCC acquired a third mortgage credit reporting agency located in Jacksonville, Florida. QCC maintains each of the acquired mortgage credit reporting agencies as separate subsidiaries and has consolidated their operations in QCC's corporate offices in Fort Lauderdale, Florida. Despite the mortgage industry downturn due to rising interest rates, QCC has maintained relatively steady revenues from the sale of credit reports by aggressively pursuing new accounts. QCC is currently implementing two nationwide mortgage banks, one having over 50 locations and one having over 400 locations.

      In March 1999, QCC entered into an Agreement for Joint Product Development, Sales and Marketing with Interfinancial Services Corp., an Atlanta, Georgia based company, for the development and marketing of two new products. The two products developed by QCC under the agreement are a credit card registration product and a credit monitoring product. The card registration product offers to the credit card holder the opportunity to register each of his or her bank credit cards, oil company credit and store credit cards to allow quick and easy cancellation by the cardholder in the event any or all of the registered credit cards are lost or stolen. In the event of loss or theft, the cardholder notifies QCC through a toll free telephone call of the loss or theft and QCC (i) arranges for cancellation of the cards identified by the card holder to be cancelled (ii) reorders the cancelled cards and (iii) provides emergency cash and certain other emergency services to the card holder. The credit monitoring product offers credit reporting services and related data collection services to individual consumers to permit such persons to obtain periodic information about their credit history. Credit information is gathered from each of the three credit repositories (Equifax, TransUnion Corporation and Experian) and reported to the customer each calendar quarter. Customers having questions or concerns regarding the information appearing on their credit report will be directed to the National Consumer Credit Counseling Service.

      On November 24, 1999, QCC terminated its agreement with Interfinancial Services Corp. due to the alleged failure of Interfinancial Services Corp. to perform its material obligations under such contract despite full and timely performance by QCC of its obligations under the agreement. In connection with QCC's rights under the agreement, it is pursuing a claim against Interfinancial Services Corp. in an effort to recover in excess of $1.3 million of costs associated with its performance under the contract. QCC demanded arbitration in accordance with the terms of the agreement on February 2, 2000 after failing to reach an amicable resolution of the dispute with Interfinancial Services Corp. The Company anticipates that this matter will proceed to arbitration in May or June of 2000 if a settlement is not reached at the mediation. See "Legal Proceedings."

      On December 23, 1999, QuickCREDIT Corp. and BrandDirect Marketing, Inc. entered into an agreement for the sale and marketing by BrandDirect of the two products developed by QCC pursuant to the agreement with Interfinancial Services Corp. that was terminated in November 1999. BrandDirect will market the products to bank card and oil card customers as potential benefits in a membership service to be created by BrandDirect. Pursuant to the agreement, BrandDirect is responsible for the design and preparation, subject to QCC's approval, of all marketing and sales materials used by BrandDirect to market or describe the products and for marketing the membership service including the products through direct mail and telemarketing sales efforts. Product orders will be delivered to QCC either directly from the end customers or through BrandDirect. QCC has responsibility for all aspects of product fulfillment and product delivery including the design and preparation, subject to BrandDirect approval, of all registration materials and other reports and fulfillment materials to be delivered to subscribers to the membership service that purchase either or both of the products.

      BrandDirect began test marketing the products in January 2000 and will continue to do so until June 16, 2000 unless BrandDirect elects an earlier termination of the test. The purpose of the test marketing is to assess the feasibility of further roll-out of the products to begin during or immediately after the test period. BrandDirect may elect not to roll-out the products following the test period, and terminate the agreement if the data collected during the test period indicates that (i) inbound telemarketing calls result in sales per hour of less than 2.0 with a retention rate of less than 35% and (ii) outbound telemarketing calls result in sales per hour of less than 1.2 with a retention rate of less than 35%. If BrandDirect elects to roll-out the products, QCC and BrandDirect will use their good faith efforts to agree upon (i) a minimum monthly revenue guaranty to QCC by BrandDirect for new product sales and renewals for the first twelve (12) calendar months immediately thereafter and
(ii) exclusivity protection for both BrandDirect and QCC for the term of this Agreement following the roll-out date. Under the contract BrandDirect guaranteed to QCC a minimum of $300,000 of gross revenues from product sales during the test period. The guaranteed minimum revenue is to be paid in unequal installments on the first day of each month of the test period in accordance with the schedule provided in the agreement.

      In March 2000, QCC began operating a 7-day per week, 24 hour per day, call center to support the credit card registration and credit monitoring products. EBS invested significant time and resources in 1999 to develop the call center software application which supports these products and is believed by QCC management to create a significant barrier to competition. EBS has recruited and trained dedicated customer service representatives to national credit repository standards for these products.

      BrandDirect has begun marketing these products for a major electronics distributor and is preparing to launch these products for a major furniture retailer. The results of the test have been favorable thus far and the Company anticipates that BrandDirect and QCC will elect to undertake a full roll-out the products in the summer of 2000. BrandDirect is also in discussion with one of the largest credit card issuers as well as a major consumer finance company. QCC is currently in contract negotiation with a second client that markets to major oil companies for immediate implementation and is in discussions with several other marketing organizations for possible marketing and sale of the products to take place in the second half of 2000. As of the date of this report, BrandDirect has delivered minimum revenue payments to QCC of $187,500.

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

      In April 1995, Triangle Group acquired Pegasus Technologies, Inc. ("Pegasus"), a company that purportedly owned cutting edge imaging technology used for the inspection of aircraft. In May 1995, Triangle Group, under the direction of the principal of Pegasus, changed its name to Triangle Imaging Group, Inc. After discovering that Pegasus misrepresented its ownership rights to the imaging technology, the Company rescinded the transaction and canceled certain of the shares issued in connection therewith.

      In December 1996, the Company paid an aggregate purchase price of $2,620,915 to acquire 760 shares of EBS common stock, or 95% of the total number of shares of EBS common stock outstanding. The purchase price included the payment of $896,000 in cash, 500,000 shares of Company common stock and a promissory note in the principal amount of $1,600,000. The note, in its original form, (i) bore interest at the prime rate per annum (but no less than 8% and no more than 9% per annum), (ii) was payable monthly, (iii) was secured by all assets of the Company and EBS, and (iv) required a balloon payment of the balance of the note on February 1, 2000. In December 1997, the Company acquired

40 shares of EBS Common Stock (the remaining 5% of shares outstanding) for an aggregate purchase price of $153,250. In October 1998, the Company made an additional principal payment of $375,000 to reduce the balance of the note incident to certain capital raising activities of the Company as required by the agreements ancillary to the purchase by the Company of the EBS Common Stock. Effective January 31, 2000, the Company entered into a Promissory Note Extension and Modification Agreement with the note holders which agreement (i) modified the Company's obligation to pay the $400,000 balloon payment due on February 1, 2000 by dividing such payment into 8 equal consecutive monthly installments of principal plus interest with the first installment due February 1, 2000 and (ii) increased the interest rate applicable to the loan to 21% per annum. As of the date of this report the Company has not satisfied its payment obligations due March 1, 2000 and April 1, 2000 required under the Promissory Note Extension and Modification Agreement. See "Recent Developments."

CREDIT FACILITY

      On December 16, 1999, QCC and American Factors Group, Inc., a Florida corporation, entered into a Purchase and Sale Agreement for the purpose of consummating an accounts receivable factoring arrangement. Under the terms of the agreement, American Factors Group is granted ownership of QCC's accounts receivable in exchange for delivery of an immediate cash payment equal to 75% of the face value of the receivables so purchased. American Factors Group is also granted the exclusive right to collect payment of the accounts receivable from QCC customers. Upon collection of the accounts receivable, American Factors Group is to provide a cash payment to QCC equal to the dollar amount of the receivables collected less the initial amount paid to QCC and less the collection fees and certain other costs, discounts, off-sets and other expenses. American Factors Group was granted a security interest in, among other things, all of QCC's existing and future accounts, contract rights and receivables to secure the performance by QCC of its obligations under the agreement. QCC may be found to be in default under the agreement giving American Factors Group certain remedies due to, among other things, (i) QCC making any misrepresentations of any of the representations or warranties in the agreement, (ii) QCC mistating any fact (as to amount, validity, lack of defenses, offsets, counterclaims or credits by the account debtor or liability for payment of the invoice in accordance with its terms) regarding any of the accounts receivable purchased by American Factors Group under the agreement, (iii) failure of American Factors Group to receive payment for any purchased account receivable due the act or failure to act of QCC (excluding any such failure resulting from the account debtor's financial inability to pay or its bankruptcy), or (iv) QCC breaching the terms of any other written agreement between QCC and American Factors Group which is not cured within 10 days of receipt of fax notice of breach. In the event of a default by QCC under the agreement, American Factors Group may be entitled to (w) take a credit against a reserve account for the amount of any losses resulting from QCC's breach, (x) demand that QCC repurchase any account receivable that is affected by such breach and require that QCC refund the amount of the initial payment received for such receivable(s) plus the collection fee that would have been earned by American Factors Group, (y) require QCC to repurchase all accounts receivable purchased under the agreement and (z) exercise any rights and remedies available to it as a secured party, deduct and offset any amounts due QCC for any loss, liability, damage or expense caused by such breach and/or sue to recover damages.

      In addition to other information in this Annual Report on Form 10-KSB, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

      Going Concern Opinion Issued by Auditors. Our independent certified public accountants have qualified their report on our consolidated financial statements for the year ended December 31, 1999 with respect the fact that the auditors have substantial doubt about the Company's ability to continue as a going concern. The factors cited include the following:

        o     recurring losses from operations
        o     working capital and stockholders' equity deficiency
        o     the Company is in default on several debt obligations

If the Company is unsuccessful in its efforts to raise the necessary financing, the Company will be materially and adversely effected.

      Limited History of Business Operations; Anticipated Losses. The Company has a limited operating history, having only commenced its present operations through its Engineered Business Systems, Inc. subsidiary in December 1996. The Company has a limited operating history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for the Company include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, the Company must, among other things, maintain and increase its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide superior customer service, respond to competitive developments, and attract, retain and motivate qualified personnel. Although initial customer acceptance of the Company's services has been encouraging, the Company is unable to predict with certainty how demand for these services may develop over time. The Company's future profitability depends in large measure on acceptance of the Company's products and services.

      The Company has incurred losses for the twelve months ended December 31, 1999 of approximately $2,104,246 and has past due accounts payable in the aggregate amount of approximately $1,300,000. The Company anticipates that it will continue to incur losses until such time as the Company is able to generate sufficient revenues to finance its operations.

      Significant Capital Requirements; Working Capital Deficit; Need for Additional Financings. The Company's capital requirements have been and will continue to be significant. At December 31, 1999, the Company had a working capital deficit of $3,289,092 and the Company's working capital deficit is increasing through the date of the filing of this Annual Report on Form 10-KSB.

To date, the Company's capital requirements have been satisfied primarily by the sale of debt and equity securities. The Company remains dependent upon outside sources of equity and debt capital and may be unable to continue its operations in the absence of receipt of significant capital funding in the near future.

      Possible Dilution from Sale of Equity Securities. In order to raise additional capital, it may be necessary for the Company to sell a substantial percentage of its authorized capital stock to one or more individual investors or investor groups. Future sales of Company capital stock could adversely affect the market price of the Company's common shares and could result in significant dilution to the stock ownership of existing shareholders causing a decrease in the value of their shares. Dilution is a reduction in the value of the holder's investment measured by the difference between the purchase price of the shares of the common stock and the net tangible book value of the shares after the purchase takes place.

      Recent Developments; Litigation. The Company is currently a defendant in several material litigation matters. In the event that any one or more of the legal disputes or any other legal matters are determined in favor of an opposing party, the Company may be materially and adversely effected. See "Legal Proceedings."

      Economic Conditions. The mortgage industry is significantly effected by general economic conditions, particularly long-term interest rates. When long term interest rates are relatively low, homeowners refinance their existing mortgages and demand for new mortgages increases significantly. When interest rates are rising or are perceived to be high, the converse is true. Beginning in the third quarter of 1999, long-term interest rates began increasing causing a severe decline in the Company's revenues. If long-term interest rates do not stabilize or if they continue to rise, the Company's revenues will continue to be materially impacted.

      Impact of Warrant and Option Exercise, Preferred Stock Conversion and Note Conversion. As of the date hereof, the Company believes there are warrants and options outstanding exercisable for in excess of 3,600,000 shares of Company common stock. and conversion rights held by Waterside Capital Corporation permitting the conversion of Waterside's preferred stock investment, at any time after April 28, 2000, into in excess of 12,000,000 shares of common stock. Waterside also has conversion rights in connection with a line of credit granted to the Company and QCC in January 2000 permitting, under certain circumstances, Waterside to convert such indebtedness into up to 2,500,000 common shares. The exercise price of these warrants, options and conversion rights range from $.20 per share to in excess of $3.00 per share. In the event of the exercise of a substantial number of warrants and/or options and/or conversion rights, the resulting increase in the amount of common stock of the Company could substantially dilute investors ownership interests in the Company and may negatively effect the market price of the shares of its common stock.

      Reliance on Key Persons. The Company is dependent upon each of the members of its executive management team to operate the business. Should one or more of such individuals cease to be affiliated with the Company, there could be a material adverse effect on the Company's business and prospects. There can be no assurance that suitable replacements could be hired quickly enough to prevent such adverse effect.

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

      Product Concentration. Although the Company sells a variety of products and services, the bulk of the Company's revenues are currently concentrated in the ACES(R) product line. The Company Revenues from the ACES(TM) products represented over 68% of the Company's total revenues in 1998. The Company expects that revenues from these products will continue to account for a substantial portion of the Company's revenues. The life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of some of the Company's products to market, the future effect of product enhancements and future competition. Declines in demand for these products, whether as a result of competition, technological change or otherwise, or price reductions would have a material adverse effect on the Company's operating results.

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

      Dependence on Proprietary Rights. The Company regards its software as proprietary and attempts to protect it with copyrights, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. However, the Company has no patents, and existing copyright laws afford only limited practical protection for the Company's software. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company licenses its products primarily under "shrink wrap" license agreements that are not signed by licensees and therefore may be unenforceable under the laws of certain foreign jurisdictions. In addition, in some instances the Company licenses its product under agreements that give licensees limited access to the source code of the Company's products. Accordingly, despite precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information that the Company regards as proprietary. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that such software will become increasingly the subject of claims that such software infringes the rights of others. Although the Company does not believe that its products infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. In addition, there can be no assurance that such licenses will be available on reasonable terms, or at all.

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

ITEM 2.    PROPERTIES

      The Company leases a facility in Fort Lauderdale, Florida consisting of approximately 20,000 square feet of office and research and development space. The Company has a lease through January 2003, at a base monthly rental increasing from approximately $16,800 per month to $20,000 per month during the first year of the lease. The lease provides for a base monthly rental of approximately $20,000 during years two through five of the lease. Prior to the end of the fifth year of the lease, the Company has the right to renew the lease for an additional five year term at a base monthly rent of approximately $23,500 during each of the five years of the renewal term.

      On January 31, 2000, QCC closed its Atlanta, Georgia offices and relocated its Atlanta operations to Fort Lauderdale, Florida. The principal reason for moving the Atlanta operations to Fort Lauderdale was the termination of the agreement with Interfinancial Services, Inc. which relationship required an Atlanta presence and was the basis for opening the Atlanta offices.

      On January 31, 2000, QCC consolidated its Florida operations by closing the Jacksonville, Florida office and moving the business to its Fort Lauderdale, Florida location. The reason for the consolidation of the business is due to, among other things, the resignation of the Vice President of operations in charge of the Jacksonville location and the reduction of certain costs associated with the elimination of duplicate overhead expenses resulting from the separate locations.

ITEM 3.    LEGAL PROCEEDINGS

      On March 23, 1999, QCC and Interfinancial Services entered into a Joint Product Sales and Marketing Agreement pursuant to which QCC was obligated to develop and provide two new consumer products, a credit monitoring product and a card registration product, and Interfinancial Services was to market and sell such products. On November 24, 1999, QCC terminated its agreement with Interfinancial Services Corp. due to the alleged failure of Interfinancial Services Corp. to perform its material obligations under such contract despite full and timely performance by QCC. Particularly, Interfinancial Services Corp. was obligated under the agreement to, among other things, design and prepare certain marketing and sales materials, to establish a telemarketing sales effort, to undertake general marketing of the products and to introduce and market the products to Interfinancial Services Corp.'s institutional clients. At the time of termination, QCC demanded payment under section 17 of the agreement which entitles QCC to recover certain incremental expenses incurred in the furtherance of its obligations under the contract. QCC currently believes the amount of damages to which it is entitled under the agreement is in excess of $1.3 million. QCC demanded arbitration in accordance with the terms of the agreement on February 2, 2000 after failing to reach an amicable resolution of the dispute with Interfinancial Services Corp. The Company anticipates that this matter will proceed to arbitration in May or June of 2000. QCC has received substantial funding from Waterside Capital Corporation to be used to fund the prosecution of its claims against Interfinancial Services Corp. See "Certain Relationships and Related Transactions."

      On January 20, 2000, the former shareholder of Florida Credit Bureau, Inc., a credit reporting bureau acquired by QuickCREDIT Corp. in May 1998, filed a lawsuit against the Company styled HOWARD M. WATCH V. TRIANGLE IMAGING GROUP, INC. in the Circuit Court in and for Orange County, Florida seeking collection of approximately $52,000 plus costs and expenses allegedly due under a letter agreement and promissory note dated July 22, 1999 and June 4, 1999, respectively. The letter agreement and note were entered into by the parties to restructure the Company's obligation to repurchase 50,000 shares of Company common stock at a purchase price of $3.00 per share pursuant to the acquisition agreement entered into by the parties at the time of the acquisition of Mr. Watch's business by QCC. The letter agreement required that the Company deliver to Mr. Watch payment of $51,000 on or before July 23, 1999 with the balance of $100,000 due in six equal monthly installments beginning September 1, 1999. The Company's obligation to pay the $100,000 was evidenced by a promissory note in that original principal amount providing for interest of 8% per annum beginning June 4, 1999. The complaint alleges the Company failed to make all payments due under the note. In consideration for restructuring the obligation, Mr. Watch was permitted to keep 20,000 shares of common stock under the terms of the letter agreement with that number to increase to 30,000 shares if the Company did not prepay the note on or before September 1, 1999. Upon receipt of the complaint in the lawsuit, the Company challenged the plaintiff's choice of venue and was successful in having the case transferred to Broward County, Florida. Once the suit is properly transferred to a court in Broward County, Florida having jurisdiction over the matter the Company will respond to the suit.

      On January 25, 2000, Florcor I Limited Partnership, the Company's landlord, filed a lawsuit against the Company styled FLORCOR I LIMITED PARTNERSHIP, ET AL. V. @EBS, INC. F/K/A TRIANGLE IMAGING GROUP, INC. in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, seeking recovery of damages due from alleged nonpayment of rent and certain other charges allegedly due under a lease agreement between the parties and seeking eviction of the Company from its principal corporate offices. On February 1, 2000, the Company paid the entire amount due to the landlord for past due rent and other charges that were not in dispute between the parties, leaving in dispute two months of base rent. On March 3, 2000, the Company entered into a settlement agreement with the landlord pursuant to which the Company agreed to pay approximately $14,000 (equal to approximately 2/3 of one month of base rent) in two equal payments due on April 1, 2000 and May 1, 2000. Pursuant to the settlement agreement, the landlord agreed to dismiss the lawsuit with prejudice, provided that the landlord retained the right to obtain an immediate eviction of the Company, without opportunity for a hearing, if the Company failed to make either the April 1st or May 1st payments (along with the rent due on such dates) on time or during the applicable grace period. The Company timely delivered the April 1, 2000 payment and rent and fully intends to deliver the payment due on May 1, 2000. If the Company is unable to raise additional equity or debt financing, the Company may be unable to satisfy the May 1, 2000 payment obligation.

      On March 12, 1999, Quest Communications International filed a lawsuit against Engineered Business Systems, Inc. styled QUEST COMMUNICATIONS
INTERNATIONAL,   INC.   F/K/A  PHOENIX   NETWORK,   INC.   F/K/A   AUTOMATED

COMMUNICATIONS, INC. V. ENGINEERED BUSINESS SYSTEMS, INC. in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, seeking recovery of payments, interests and costs in excess of $34,000 allegedly due under a long-distance telephone service agreement. Engineered Business Systems denies liability for the amounts allegedly due and is defending the suit.

      On May 30, 1998 the Company acquired TriMax Systems Corp. and MultiTask Corp. for 405,000 shares of the Company's common stock. At the time of the acquisition, the Company understood TriMax to have certain business relationships and to have a financial history that was later revealed to be different than that initially contemplated. On September 30, 1998, the Company and the former principal shareholders of TriMax mutually agreed to rescind the acquisition of TriMax. Pursuant to the rescission agreement, the shares delivered by the Company as payment of the purchase price for all of the outstanding shares of TriMax were cancelled and the TriMax shares were returned to the former TriMax shareholders. In addition, the Company entered into consulting contracts with each of the former TriMax shareholders and the former Chairman of the Board of the Company caused the Company to grant 100,000 stock options having an exercise price of $0.20 per share to each of the two former shareholders of TriMax. The Company has not made any payments under the consulting contracts and has canceled the stock option agreements. The former shareholders of TriMax Systems Corp. have demanded the right to exercise the canceled stock options purportedly granted to each of them by the Company's former Chairman and the Company has refused such demand. The Company will vigorously defend any action brought to attempt to enforce the alleged stock option rights.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the Company's fiscal fourth quarter covered by this report, no matter was submitted to a vote of security holders of the Company.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

      The Company's shares of common stock trades on the OTC Bulletin Board (the "Bulletin Board") under the trading symbol "AEBS". The common stock is regularly quoted and traded on the Bulletin Board.

      As of April 12, 2000, there were 13,989,255 shares of common stock issued and outstanding with approximately 971 holders of record of the Company's common stock with approximately 1200 beneficial owners.

      The following table indicates the high and low closing prices for the Company's common stock for the two year period ending December 31, 1999 based upon information supplied by the Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

                                    HIGH ($)           LOW ($)
                                    --------           -------

CALENDAR 1999

January 1 through March 31             1.50              .88
April 1 through June 30                1.53              .88
July 1 through September 30            1.06              .31
October 1 through December 31           .53              .13

CALENDAR 1998

January 1 through March 31             2.81             1.50
April 1 through June 30                5.75             2.25
July 1 through September 30            4.44             1.94
October 1 through December 31          2.00              .78

      As of April 12, 2000, the closing bid price for the Company's common stock was $.1875 per share.

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

The following table sets forth information on operations for the period indicated:

This section presents a review of the Company's financial condition and results operations and should be read in conjunction with the consolidated financial statements of the Company and the notes included elsewhere herein.

The following table sets forth information on operations for the period indicated:

PERCENTAGE OF NET REVENUES

                                Twelve months ended      Twelve months ended
                                     31-Dec-99                31-Dec-98
                                     $         %               $       %
                                ------------------       -----------------
Net Sales                       $ 6,486,533   100%       $ 7,608,904  100%
Cost of Sales                   $ 3,131,333    48%       $ 3,199,525   42%
Operating Expenses              $ 5,559,030    86%       $ 8,711,356  114%
Income for Operations           $(2,203,830   -34%       $(4,301,977) -57%
Earnings (Loss) on Common       $(2,368,930)  -37%       $(5,132,365) -67%


Engineered Business Systems     Twelve months ended       Twelve months ended
                                    31-Dec-99                 31-Dec-98
                                     $         %               $       %
                                ------------------       -----------------
Net Sales                       $ 5,170,197   100%       $ 6,058,879  100%
Cost of Sales                   $ 2,113,155    41%       $ 2,214,723   37%


Quick Credit Corporation        Twelve months ended      Twelve months ended
                                    31-Dec-99                 31-Dec-98
                                     $         %               $       %
                                ------------------       -----------------
Net Sales                       $ 1,316,337   100%       $ 1,550,025  100%
Cost of Sales                   $   993,178    75%       $   984,802   64%




TWELVE MONTHS ENDED DECEMBER 31,1999 VS. TWELVE MONTHS ENDED DECEMBER 31,1998

Consolidated

      Sales for the twelve months ended December 31, 1999 were $6,486,533 or a decrease of 15% from the $7,608,904 in sales for the period ended December 31, 1998. The factors contributing to the Company's reduction in sales is the rise in residential mortgage interest rates that has resulted in a significant reduction of the volume of credit reports associated with home mortgage originations and mortgage refinancings, the continued consolidation within the Company's wholesale credit client base and a resistance of clients to acquire and install new software applications in light of Year 2000 compliance priorities. The cost of sales during 1999 was $3,131,333 representing a decrease of $68,129 from the cost of sales for the same period last year primarily due to the lower volume. Cost of sales as a percentage of sales increased 6%, from 42% for 1998 to 48% for the year ended December 31, 1999. The increase is primarily a result of a reduction in the amount of software sales and the continued shift in the revenue mix from the more profitable CRIS products to outsourcing services revenue which has a higher cost as a percentage of revenue. Gross profit as a percentage of revenue has decreased from 58% for the full year 1998 to 52% for the full year 1999.

      Selling, general and administrative ("SG&A") expenses were $4,413,017 for the year ending December 31,1999 representing a decrease of 9% from SG&A expenses of $4,841,283 for the year ending December 31,1998. The decrease in SG&A is primarily attributable to employee layoffs and terminations resulting in lower labor, wage taxes, and insurance costs. Also contributing to the reduction in SG&A is a decrease in selling and travel expenses during the year when compared to the same period last year. Offsetting the decrease in SG&A was a charge of $271,463 to SG & A for the write-off of bad debts.

      Development expenses during the year were $848,208 compared with $1,368,651 for the same period in 1998. A reclassification of certain development cost associated with the Credit Guardian product suite was made during the fourth quarter of 1999 on the advice of our auditors. Costs of $740,000 that were classified in previous quarters as developments costs were reclassified to the Balance Sheet as an asset that will be expensed over the life cycle of the Credit Guardian products. The development cost incurred during the year was primarily associated with the development by the Company of two new products for resale to credit card holders. Management believes that investment in these products is essential to the growth of the Company and to diversify the Company's revenue sources into areas that are less interest rate sensitive in order to reduce the impact of negative interest rate changes on the Company's financial well being.

      Non-cash imputed compensation decreased by $547,230 from $637,150 for the year ended December 31, 1998 to $89,920 for the year ended December 31, 1999. In December 1998, the Company wrote-off the balance of the deferred compensation associated with the future services to be provided by the Company's former Chairman and Chief Executive Officer. In March 1999, the Company's former Chairman and Chief Executive Officer was terminated for "cause" under his employment agreement with the Company. The Company no longer incurs the expense associated with these services. However, the Company has entered into a settlement agreement with the Company's former Chairman and Chief Executive Officer that requires periodic payments to him and/or his spouse.

      Amortization of goodwill was $118,534 for the year ended December 31, 1999 compared to $952,003 for the year ended December 31, 1998, a decrease of $833,469. The decrease in the amortization of goodwill is a result of a goodwill adjustment of $850,968 that was made in December 1998 in connection with the revaluation of the credit bureaus acquired by QCC in April and May of 1998.

      Outside legal expenses for the period ending December 31, 1999 were $89,352 compared to $547,000 for the period ending December 31,1998. The significant year to year change is due to the expenses incurred and accrued during 1998 associated with the litigation involving the Company's former CEO. As a result of the settlement reached in April 1999 the Company realized a gain of $182,000 on the return of 900,000 shares of common stock.

      Interest expense net of interest income was $116,762 in 1999 compared to $130,616 paid during 1998. Interest paid on a note bearing an annual interest rate of 8% for the year ending December 31, 1999 in connection with the purchase of EBS was $42,026. The balance of this note as of December 31,1999 was $425,000. Interest was expensed for a portion of the year ending December 31, 1999, in connection with a note in the original principle amount of $1,500,000 due to Waterside Capital Corp. This note bore interest at the rate of 14% per annum and was scheduled to be paid in full by October 2003. This note was cancelled and converted to Preferred Stock on June 30, 1999. Interest of $104,712 was charged in 1999.

      The Company's loss from operations for the year ending December 31, 1999 was $2,203,830 which represents a decrease of $2,098,147 from the loss from operations of $4,301,977 for the year ending December 31, 1998 for the reasons stated above. Net loss was $2,104,246 for the period ending December 31, 1999, compared to $5,132,364 for the same period in 1998. The comparative difference of $3,028,118 was primarily due to several factors that occurred in 1998 that were not repeated in 1999: the charge of $473,771 associated with the discontinued Trimax and Mutitask operations, charges of $191, 269 related to the acquisitions of the sevice bureaus within QuickCREDIT Corp., restructuring charges of 174,000, and a 1998 tax provision of $226,000. During 1999, Preferred dividends of $264,684 were recorded. Included in this amount was $184,615 that was recorded as the dividend amount and $80,069 was the accretion of the Preferred Stock from issuance through December 31,1999. There were no Preferred Dividends accrued during the same period in 1998. For the year 1999, Net Loss to Common Stockholders was $2,368,930 compared to $5,132,364 for the same period in 1998.

ENGINEERED BUSINESS SYSTEMS, INC.

      Sales for Engineered Business Systems accounted for $5,170,197 or 80% of the Company's total revenue for the year ended December 31, 1999 compared to $6,058,879 or 80% of the Company's total revenue for the year ended December 31, 1998. The revenue decrease was a result of higher interest rates that have caused a reduction in the volume of new home sales and residential mortgage refinancings ,a reduction of software sales brought on by the reluctance of clients to install new software applications prior to Year 2000, and the continued decline of the revenue generated from the CRIS product line due to the consolidation of the CRIS client base.

      The revenue mix for the year ended December 31, 1999 was comprised of recurring revenue from the ACES product line, the CRIS product line, annual software maintenance contracts, technical support revenues, revenues generated on a transactional per report basis and monthly software rental programs ("Recurring Revenue") (40%), outsourcing services (43%), software sales (13%) and consulting services (4%). The comparable revenue mix for the year ended December 31, 1998 was Recurring Revenue (49%), outsourcing services (34%), software sales (11%), Hardware (2%), and consulting services (4%). Sales of the DESC product and continued growth of outsourcing service revenues offset declines in the amount of revenue generated by the CRIS products and decreased software sales of the ACES product. Cost of sales as a percentage of revenue increased from 37% for the year ended December 31, 1998 to 41% for the year ended December 31, 1999. Management believes that the increase is due to the shift in the Company's product mix from higher margin CRIS transactional revenue to lower margin outsourcing services revenue. The Company's resulting gross margins for all products and services for the year ended December 31, 1999 was 59% compared to 63% for the year ended December 31, 1998.

QuickCREDIT Corp.

      QCC was formed under the laws of the State of Florida on February 23, 1998 for the purpose of acquiring and operating formerly independent credit bureaus. QCC had no operations from its inception until the second quarter of 1998.

      Total revenues for the twelve months ended December 31, 1999 were $1,316,337 compared to $1,550,025 for the period from inception through December 31, 1998. The 15% decrease in revenue from period to period was primarily due to a reduction in sales of credit reports associated with mortgage originations and mortgage refinancings that have steeply declined as a result of an increase in residential mortgage interest rates during the second half of 1999. Cost of sales during the period ending December 31, 1999 was $993,178 compared to cost of sales of $984,802 that was recorded during the same period in 1998. Gross profit as a percentage of revenues was 25% for the period ending December 31, 1999 compared to 36% for the period ending December 31, 1998. In February, 2000, the Company has closed the Jacksonville, FL location and consolidated the operation in Fort Lauderdale, FL. The Company expects to save in excess of $200, 000 per year by operating this business unit from Fort Lauderdale.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its working capital and capital expenditures requirements with cash provided from operations, the private sale of the Company's stock, and debt and other equity financing. In 1999 the primary source of cash receipts wias from payments for software and services. The Company's management believes that cash flows from the issuance of equity and debt financing will be required to fund day-to-day operational expenditures, planned expansion and research and development in the immediate future. Management estimates the future spending for operations, research and development and the repayment of trade payables and other current obligations of the Company will require a minimum of $1,300,000 of debt or equity financing. Failure to obtain such financing will have a material adverse effect on the Company and its prospects.

      During the twelve month period ended December 31, 1999, the Company issued 1,386,813 shares of common stock for a total value of $1,386,813.

      At December 31, 1999 the Company had a working capital deficit of $3,289,092 as compared to working capital deficit of $742,288 at December 31,1998. The reduction in working capital is primarily due to an increase in Current Liabilities of which the following represent the significant items: (i) $1,648,423 in accounts payable (ii) Notes Payable Subject to Puts of $630,000 with the former shareholders of Credit Bureau Services, Inc. (iii) in April 1999, the Company incurred a liability in connection with the settlement with the Company's former Chairman and Chief Executive Officer of $468,000 of which $156,000 is classified as a Current Liability, (iv) a promisory note of $150,000 to a shareholder (v) a note payable to the former shareholders of Engineered Business Systems, Inc. has a balance of $425,000 as of December 31,1999 (vi) accrued expenses of $545,074 including a Preferred Dividend payable to Waterside Capital in the amount of $68,750 (vii) and deferred revenue of $326,561.

ITEM 7.    FINANCIAL STATEMENTS

      See the Index to Financial Statements following Item 13 of this Annual Report for a listing of the financial statements included as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On February 15, 2000, the Company dismissed its independent auditors, Mazars & Guerard, LLP, and on the same date engaged the firm of Radin, Glass & Co., LLC as its independent auditors for the fiscal year ending December 31, 1999. Each of these actions was unanimously approved by the Board of Directors of the Company.

      The report of Mazars & Guerard on the financial statements of the Company for the fiscal years ended December 31, 1998 and 1997 did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principals. In connection with the audit of the fiscal years ended December 31, 1998 and 1997, and the unaudited interim period through February 15, 2000, there were no disagreements with Mazars & Guerard on any matter of accounting principal or practice, financial statement disclosure, or audit procedure or scope which disagreement, if not resolved to the satisfaction of Mazars & Guerard, would have caused it to make reference to the subject matter of the disagreement in its report.

      In connection with the audit of the fiscal years ended December 31, 1998 and 1997 and the unaudited interim period through February 15, 2000, Mazars & Guerard did not advise the Company (i) that the internal controls necessary for the Company to develop reliable financial statements did not exist; (ii) that information had come to its attention that led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management; (iii) that there existed a need to expand significantly the scope of its audit, or that information had come to Mazars & Guerard's attention during the fiscal periods, that if further investigated may (a) materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or (b) cause Mazars & Guerard to be unwilling to rely on management's representations or be associated with the Company's financial statements, and due to Mazars & Guerard's dismissal did not expand the scope of its audit or conduct such further investigation; or (iv) that information had come to Mazars & Guerard's attention that it concluded materially impacts the fairness or reliability of a previously issued audit report or the underlying financial statements, and due to Mazars & Guerard's dismissal, the issue has not been resolved to Mazars & Guerard's satisfaction prior to its dismissal.

      In addition to the foregoing, during the fiscal years ended December 31, 1998 and 1997, and for the unaudited interim period through February 15, 2000, neither the Company nor any of its representatives sought the advice of Radin, Glass & Co. regarding the application of accounting principals to a specific or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements, which advice was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

      Mazars & Guerard has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table sets forth certain information concerning the Company's directors and executive officers during the 1999 fiscal year:

------------------------------------------------------------------------------
NAME                     AGE     POSITION(S) WITH THE COMPANY
----                     ---     ----------------------------
Charles D. Winslow(1)    64      Chairman of the Board of the Company
Harold S. Fischer        62      Chief Executive Officer and President of
                                 the Company, President of EBS and QCC,
                                 and Director of the Company, EBS and QCC
J. Alan Lindauer         61      Director of the Company
Peter B. Barlow(2)       31      General Counsel & Vice President,
                                 Communications
John M. Campbell(3)      46      Vice President, Service Strategy & Credit
                                 Operations
William C. Grose(4)      59      Vice President, Credit Services
Gregory J. Seminack(5)   48      Chief Financial Officer
Rebecca B. Walzak(6)     51      Vice President, Quality Control Services
Thomas J. Hann(7)        53      Vice President, Human Resources
------------------------------------------------------------------------------

1.    Mr. Winslow was appointed Chairman of the Company on May 27, 1999.
2. Mr. Barlow has been the Company's General Counsel since June 1998 and assumed the additional responsibility of the Company's Vice President, Communications in May 1999.
3. Mr. Campbell was formerly Director of National Sales for EBS prior to becoming an officer of the Company in May 1999.
4. Mr. Grose was formerly Director of National Sales for EBS prior to becoming an officer of the Company in May 1999.
5. Mr. Seminack was formerly Vice President, Finance of the Company prior to becoming its Chief Financial Officer in May 1999. On March 13, 2000, Gregory Seminack, voluntarily ceased to be a full time employee of the Company in an effort to reduce the Company's operating costs. The
      Company believes that it has in place the accounting policies, procedures and infrastructure necessary to permit Mr. Seminack to effectively manage the Company's financial undertakings on a reduced time basis.
6. Ms. Walzak was formerly Vice President and General Manager of Consulting Services for EBS prior to becoming an officer of the Company in May 1999.
7. Mr. Hann was formerly Director of Human Resources prior to becoming an officer of the Company in 1999. On January 17, 2000, Mr. Hann, voluntarily resigned his employment as an officer of the Company in effort to reduce the Company's operating costs. Mr. Hann continues to provide services to the Company as an independent contractor.
------------------------------------------------------------------------------

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

      The following is a biographical summary of the business experience of the directors and executive officers of the Company:

CHARLES D. WINSLOW has served as a member of the Company's Board of Directors since April 1998 and as its Chairman since December 1998. Prior to his retirement in 1996, Mr. Winslow spent thirty-four years with Andersen Consulting, twenty-five of them as a partner. He managed the Columbus, Ohio consulting practice for several years, and performed the same duties in their Tokyo office for the five years of its major expansion. Among the major executive positions he held in the firm was Managing Partner of the Worldwide Industry Program, and most recently, Worldwide Managing Partner of Change Management.

HAROLD S. FISCHER has served as Chief Executive Officer of the Company since March, 1999, as President of the Company since April 1997, President of EBS since January 1997, President of QCC since February 1998 and as a director of the Company, EBS and QCC since April 1997. From June 1995 to December 1996, Mr. Fischer was the President of Turnkey Solutions, Inc., a marketing media replication and logistics firm. Previously, Mr. Fischer served as Vice President with Wang Laboratories, Inc. from December 1990 to May 1995 and as a President of the Commercial Systems Division of Unisys Corporation from June 1988 through December 1990. Mr. Fischer has held various executive responsibilities with the Unisys Corporation in his 30-year tenure there.

J. ALAN LINDAUER has served as a director of the Company since October
1998. Mr. Lindauer has served as a director since July 1993 and as Chairman of the Executive Committee since December of 1993 of Waterside Capital Corporation, a Virginia-based Small Business Investment Company. Mr. Lindauer has occupied the position of President and Chief Executive Officer of Waterside Capital Corporation since March 1994. Since 1986, Mr. Lindauer has been President of JTL, Inc., a business consulting firm. Mr. Lindauer is a Certified Management Consultant. Mr. Lindauer is a director of the following publicly-traded companies: (i) Avery Communications, Inc., a long distance telecommunications billing services company; (ii) Towne Bank, a commercial bank; and (iii) Netplex Group, Inc., a computer systems integration company.

PETER B. BARLOW has served as the Company's General Counsel since June 1998 and has been Vice President of Communications since May 1999. Mr. Barlow came to the company with a background in mergers and acquisitions, securities and general corporate practice from the law firm of Smith, Gambrell & Russell, LLP in Atlanta, Georgia. Mr. Barlow holds a Juris Doctor degree from Emory University School of Law and has a Bachelor of Arts in International Business from the University of Texas at Austin.

JOHN M. CAMPBELL served as the Director of National Sales for EBS from June 1998 to May 1999 and has been Vice President of Services Strategy and Credit Operations for the Company since May 1999 with responsibility for managing software development and QCC operations. From June 1996 to May 1998, Mr. Campbell was with Wang Laboratories as Vice President of the Atlanta Help Desk, responsible for providing outsourcing of help desk services to Microsoft, NEC, Hughes and Wang Corporate; from January 1994 to June 1996 as Vice President of Sales for Imaging and Workflow Software; and from October 1991 as General Manager of the Southern Region. Previously, Mr. Campbell has held sales management, sales and technical positions with Unysis Corporation. Mr. Campbell has a Bachelors of Science degree from the University of Alabama.

WILLIAM C. GROSE served as Director of Sales for the Company from January 1998 to May 1999 and has been Vice President of Credit Services for the Company since May 1999 with responsibility for the QCC's Atlanta operations chartered to develop, market and service consumer credit based products and services. Mr. Grose has over 25 years of sales management experience at Unysis Corporation and at HBO & Company. Mr. Grose has a Bachelor of Science degree from Stetson University.

GREGORY J. SEMINACK served as the Company's Vice President of Finance from August 1998 to May 1999 and has been the Company's Chief Financial Officer since May 1999. From 1987 to July 1998, Mr. Seminack was employed with Unysis Corporation holding various financial and business management positions, most recently as Director of Finance having Profit and Loss Statement and Balance Sheet responsibility for a $250 million division that sells and delivers computer services and system integration projects. Mr. Seminack voluntarily ceased full-time employment with the Company on March 13, 2000 in an effort to reduce the company's operating costs. Mr. Seminack remains in the role of Chief Financial Officer on a part-time basis.

REBECCA B. WALZAK served as Vice President and General Manager of EBS Consulting Services from February 1998 to May 1999 and has been Vice President of Quality Control Services for the Company since May 1999 with responsibility for both consulting and outsourcing operations. From May 1994 to February 1998, Ms. Walzak was with Chase Manhattan Mortgage Corp. in the position of First Vice President - Quality Assurance. Previously, Ms. Walzak was with Prudential Home Mortgage's Quality Control program from 1985 to May 1994 as Regulatory, Compliance and Quality Control Officer. Ms. Walzak currently serves as an executive board member of the Mortgage Bankers Association Quality Assurance Committee. Ms. Walzak has an MBA from the University of Maryland and holds a Quality Management Certification from George Washington University.

THOMAS J. HANN served as Director of Human Resources for the Company from July 1998 to May 1999 and as Vice President, Human Resources from May 1999 to January 2000. In January 2000 Mr. Hann became an independent contractor to the Company providing the same services to the Company as he did during his tenure as an employee. Mr. Hann continues to have responsibility for recruiting, compensation, incentive plans (including commissions), employee benefits and employee relations for the Company, EBS and QCC. Mr. Hann has an extensive background in managing human resources with Unysis and Data General Corporation. Mr. Hann has an MS degree from Columbia University.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      On December 23, 1998, the Company filed a registration statement on Form 8-A registering the Company's common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). Following the filing of the Form 8-A, the Company became subject to Section 16(a) of the Exchange Act which requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company is uncertain whether all persons and entities required to comply with the requirements of Section 16(a) have done so.

ITEM 10.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table shows all the cash compensation paid or to be paid by the Company to the Chief Executive Officer, and all officers who received in excess of $100,000 in annual salary and bonus, for the fiscal years ended December 31, 1999, 1998 and 1997:

---------------------------------------------------------------------------------------------------------------------------
                                                                                               Long Term Compensation
                                                                                        -----------------------------------
                                                         Annual Compensation            Awards                    Payouts
                                                 --------------------------------------------------------------------------
       (a)              (b)          (c)          (d)            (e)           (f)        (g)         (h)           (i)
                                                                            Restricted                LTIP       All Other
     Name and                                                Other Annual     Stock     Options      Payouts   Compensation
Principal Position      Year       Salary($)     Bonus($)   Compensation($)   Awards     SARs(#)       ($)          ($)
---------------------------------------------------------------------------------------------------------------------------
Vito A. Bellezza(1),    1999       $156,000        -0-           -0-           -0-        -0-          -0-          -0-
      CEO
                        1998       $154,500      $30,000      $ 28,040(2)      -0-      500,000(3)     -0-          -0-

                        1997       $120,000      $33,000      $  -0-           -0-      200,000(4)     -0-          -0-

Harold S. Fischer,      1999       $156,000      $ -0-        $  -0-           -0-      700,000        -0-          -0-
    President
                        1998       $154,500      $30,000      $  9,600(5)      -0-      500,000        -0-          -0-

                        1997       $120,000      $23,000      $  -0-           -0-      200,000        -0-          -0-

John M. Campbell,       1999       $108,188      $ -0-        $  -0-           -0-      100,000        -0-          -0-
 Vice President

William C. Grose        1999       $116,709      $ -0-        $  -0-           -0-      182,250        -0-          -0-
 Vice President

--------------------------------------------------------------------------------
1.  Mr. Bellezza's employment with the Company terminated in March 1999.
2. Housing and automobile allowance paid by the Company on Mr. Bellezza's behalf.
3.  Such options were cancelled in March 1999.
4.  Options were canceled in April 1999.
5.  Automobile expenses and other perquisites paid by the Company.

      The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Executive Officers named in the above Summary Compensation Table.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
     (a)               (b)            (c)             (d)             (e)

                               % of Total Options
                    Number of     Options/SARs
                    Securities       Granted
                    Underlying     to Employees
                      Option/           in      Exercise or Base   Expiration
     Name          SARs Granted(#)  Fiscal Year  Price (# Share)      Date
--------------------------------------------------------------------------------
Vito A. Bellezza            0            0                0               --
Harold S. Fischer     500,000                       $  .875          4/28/09
                      200,000(1)                    $.96875          6/22/09
John M. Campbell      100,000                       $  .875          4/28/09
William C. Grose      182,250                       $  .875          4/28/09
--------------------------------------------------------------------------------
(1) Issued on June 22, 1999 in consideration for Mr. Fischer personally guaranteeing the obligations of the Company in connection with a $700,000 preferred stock investment in the Company by Waterside Capital Corporation on June 30, 1999. See "Certain Relationships and Related Transactions."

      The following table sets forth certain information with respect to options exercised during the fiscal year ended December 31, 1999, by the Company's Executive Officers named in the Summary Compensation Table, and with respect to unexercised options held by such person at the end of the fiscal year ended December 31, 1999.

-------------------------------------------------------------------------------------------

 Aggregate Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values
     (a)               (b)              (c)             (d)                     (e)

                                                -------------------------------------------
                                                      Number of              Value of
                                                Securities Underlying       Unexercised
                                                 Unexercised Options/       In-the-Money
                                                  SARs at FY-End (#)      Options/SARs at
                  Shares Acquired        Value       Exercisable/       FY-End Exercisable/
     Name         on Exercise (#)     Realized ($)   Unexercisable       Unexercisable(1)
-------------------------------------------------------------------------------------------
Vito A. Bellezza         0                0                   0                 0
Harold S. Fischer        0                0           1,400,000/0               0
John M. Campbell         0                0             150,000/0               0
William C. Grose         0                0             202,250/0               0
-------------------------------------------------------------------------------------------

(1) Based upon a closing price of $.21875 per share of the Company's common stock as reported by the OTC Bulletin Board for December 31, 1999.

EMPLOYMENT AGREEMENTS

      As of January 7, 1998, the Company entered into a two (2) year employment agreement with Harold S. Fischer, pursuant to which Mr. Fischer has served as the Company's President. The agreement provides for Mr. Fischer to receive a salary of $156,000 per annum during the first year and an annual increase as determined in the discretion of the Board of Directors. The agreement also provides for the payment of a quarterly bonus in cash to Mr. Fischer based upon the Company achieving certain quarterly profit targets. In addition, Mr. Fischer was granted the right to purchase ten percent (10%) of the outstanding Common Stock of EBS if EBS (i) files an initial public offering, (ii) is acquired by another company, (iii) in the event of the death of Mr. Fischer or (iv) Mr. Fischer terminates his employment with the Company. Mr. Fischer is also entitled to reimbursement of business expenses including a car allowance of $800 per month under the agreement. The employment agreement with Mr. Fischer was not renewed or replaced upon its termination in January 2000. Neither the Company nor its subsidiaries has employment agreements with any of the other officers or employees of such entities.

DESCRIPTION OF THE OPTION PLANS

      As of March 10, 1999 the Board of Directors of the Company adopted the 1999 Incentive Plan which was approved by the Company's shareholders at the 1999 annual meeting of shareholders held on May 27, 1999. The 1999 Plan has been adopted for the purpose of attracting and retaining persons of ability as directors, employees or consultants or advisors of the Company and its subsidiaries, motivate and reward good performance, encourage such employees to continue to exert their best efforts on behalf of the Company and its subsidiaries and provide opportunities for stock ownership by such employees in order to increase their proprietary interest in the Company by providing incentive awards to key employees, whose responsibilities and decisions directly affect the performance of the Company and its subsidiaries.

      The maximum number of shares of Common Stock with respect to which awards may be granted pursuant to the 1999 Plan is initially 4,000,000 shares. Shares issuable under the 1999 Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company. The awards available to be granted under the 1999 Plan are incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, performance units, loans and supplemental cash payments.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information, as of April 14, 2000 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

 Name and Address of     Shares of Common Stock
 Beneficial Owner(1)      Beneficially Owned(2)         Percent of Class(3)
-------------------       ---------------------         -------------------

Vito A. Bellezza(4)            3,350,500(5)                    25.2%
Harold S. Fischer(6)           3,683,000(7)                    23.9%
J. Alan Lindauer(8)           15,031,250(9)                    51.8%
Charles D. Winslow(10)           190,000(11)                    1.3%
John M. Campbell(12)             360,631(13)                    2.5%
William C. Grose(14)             263,915(15)                    1.9%
All Officers and Directors    23,059,296(7)(9)(11)(13)(15)     75.8%
  As a Group (6 persons)

--------------------------------------------------------------------------------
* represents less than 1% of the total number of shares of the Company's common stock outstanding
1. Unless noted otherwise, the address for such person is c/o Triangle Imaging Group, Inc., 1800 NW 49th Street, Suite 100, Fort Lauderdale, Florida 33309.
2. Unless noted otherwise, all shares indicated as beneficially owned are held of record by and the right to vote and transfer such shares lies with the person indicated. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.
3.    Calculated based upon 13,989,255 shares of common stock outstanding.
4. Mr. Bellezza was the Chairman of the Board of the Company until December 1998 and Chief Executive Officer of the Company, EBS and QCC until March 1999.
5. The above total is an estimate by the Company and includes (i) 485,500 shares held of record by Judith Bellezza (a/k/a Judith Klotz), Mr. Bellezza's wife. The beneficial ownership of the Company's securities by Mr. Bellezza is unclear to the Company because of Mr. Bellezza's failure to file appropriate documents indicating his beneficial ownership of the Company's securities with the Securities and Exchange Commission.
6. Mr. Fisher is a director, Chief Executive Officer and President of the Company and is a director and President of EBS and QCC.
7. Includes (i) 283,000 shares of Common Stock owned by Mr. Fischer's wife, and (ii) 200,000 shares of common stock issuable upon the exercise of stock options at an exercise price of $.875 per share, (iii) 500,000 shares of common stock issuable upon the exercise of stock options at an exercise price of $1.875 per share, (iii) 500,000 shares of common stock issuable upon the exercise of stock options at an exercise price of $.875 per share and (iv) 200,000 shares of common stock issuable upon the exercise of stock options at an exercise price of $.96875 per share. Mr. Fischer disclaims the beneficial ownership of 6,368,454 shares of common stock held by certain stockholders of the Company, each of whom have agreed pursuant to the terms of a stockholders agreement to vote in favor of the directors nominated by Mr. Fischer. See "Stockholders Agreement."In addition, the above total does not include shares of Company common stock purchased by Mr. Fischer's relatives in a private placement of Company securities and all other shares held by such persons of which Mr. Fischer disclaims beneficial ownership. See "Certain Relationships and Related Transactions."
8.    Mr. Lindauer is a director of the Company.

9. Includes (i) 500,000 shares of common stock held by Waterside Capital Corporation (ii) 11,000,000 shares of common stock issuable upon the conversion of 2,200,000 shares of Series E Preferred Stock held by Waterside Capital Corporation at any time after April 28, 2000, subject to certain limitations (iii) 687,500 shares of common stock issuable upon the conversion of certain accrued and unpaid dividends due to Waterside Capital Corporation on shares of Series C Preferred Stock and Series D Preferred Stock replaced by a shares of Series E Preferred Stock on January 27, 2000, (iv) 343,750 shares of common stock issuable upon the conversion of dividends on shares of Series E Preferred Stock due on April 15, 2000 that the Company anticipates it will not be able to pay, and (v) 2,500,000 shares of common stock issuable upon the conversion of a promissory note dated, January 27, 2000, held by Waterside Capital Corporation. Mr. Lindauer is the President and Chief Executive Officer of Waterside Capital Corporation. See "Certain Relationships and Related Transactions."
10.   Mr. Winslow is a director of the Company.
11. Includes (i) 50,000 shares of common stock issuable upon the exercise of stock options at an exercise price of $2.50 per share and (ii) 40,000 shares of common stock issuable upon the exercise of stock options at an exercise price of $.875 per share.
12. Mr. Campbell is Vice President, Service Strategy & Credit Operations of the Company.
13. Includes (i) 50,000 shares of common stock issuable upon the exercise of stock options at an exercise price of $2.50 per share, (ii) 100,000 shares of common stock issuable upon the exercise of stock options at an exercise price of $.875 per share and (iii) 50,000 shares of common stock issuable upon the exercise of stock options at an exercise price of $.47 per share.
14.   Mr. Grose is Vice President, Credit Services of the Company.
15. Includes (i) 10,000 shares of common stock issuable upon the exercise of stock options at an exercise price of $1.25 per share, (ii) 10,000 shares of common stock issuable upon the exercise of stock options at an exercise price of $2.25 per share and (iii) 182,500 shares of common stock issuable upon the exercise of stock options at an exercise price of $.875 per share.

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

      On October 15, 1998, the Company entered into a Series C Preferred Stock Purchase Agreement (the "Purchase Agreement") with Waterside Capital Corporation, a small business investment company, pursuant to which the Company agreed to issue 1,500 shares of the Company's Series C Preferred Stock and a warrant exercisable for shares of the Company's Common Stock in exchange for the investment of $1,500,000. The Purchase Agreement required that the Company use the proceeds from the transaction to repay a portion of that certain promissory note issued by the Company to the former owners of Engineered Business Systems,

Inc., a wholly owned subsidiary of the Company, repay trade payables and for working capital purposes. The Company was also obligated under the terms of the Purchase Agreement to cause a nominee of Waterside to be elected to the Board of Directors of the Company which obligation was satisfied by the appointment of Mr. J. Alan Lindauer to the Board of Directors. In light of the fact that the Company was not able to lawfully assign rights and preferences to a class of preferred stock under its existing Articles of Incorporation, the Company issued to Waterside a promissory note, bearing interest at the rate of 14% per annum, in the aggregate principal amount of $1,500,000 in lieu of issuing shares of the Company's Series C Preferred Stock at the closing. On June 30, 1999, the Company filed an amendment to the Company's Articles of Incorporation authorizing the Board of Directors to designate the rights and preferences of new classes of preferred stock, including the shares of Series C Preferred Stock called for under the Purchase Agreement, and issued such shares of Series C Preferred Stock.

      The holders of the Series C Preferred Stock have the right (i) to receive a liquidation payment of $1,000 per share plus accrued unpaid dividends, (ii) to receive a quarterly cash dividend of $31.25 per share, (iii) to vote with respect to certain matters which adversely effect the holder of Series C Preferred Stock, (iv) to elect one member to the Board of Directors of the Company, and (v) to require the Company to redeem the shares of Series C Preferred Stock commencing as of October 15, 2003 at a price of $1,000 per share. In addition, the Company may not (a) issue any shares of capital stock with rights pari passu with, or superior to, the Series C Preferred Stock or (b) redeem under certain circumstances shares of capital stock ranking junior to the Series C Preferred Stock, without the prior written consent of the holders of a majority of the Series C Preferred shares.

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

      On February 3, 1999, the Company issued 53,313 shares of common stock to an entity controlled by Harold S. Fischer's brother-in-law in consideration for $53,313 in a private placement of Company securities pursuant to Section 4(2) of the Securities Act of 1933.

      On February 8, 1999, the Company issued 20,000 shares of common stock to one of Harold S. Fischer's sons in consideration for $20,000 in a private placement of Company securities pursuant to Section 4(2) of the Securities Act of 1933.

      On April 28, 1999 the Company issued options to purchase 500,000 shares of common stock to Harold S. Fischer at an exercise price of $.875 per share. On the same day the Company also issued options to purchase 40,000 shares of common stock to each of Charles D. Winslow, the Company's Chairman, and to J. Alan Lindauer a director of the Company.

      On April 30, 1999, the Company attended the required mediation conference and entered into a Settlement agreement with Vito A. Bellezza, the Company's former Chief Executive Officer and Chairman of the Board of Directors, Judith Bellezza, Mr. Bellezza's wife and a former employee of the Company, Peter

Bellezza, Mr. Bellezza's brother and a former director of the Company, and Franz Fideli, a former director of the Company. The Agreement grants the Company's Board of Directors the right to vote, subject to certain limitations, all shares of Company common stock owned by such individuals in accordance with the majority vote of the other shareholders of the Company's common stock.The agreement also includes a general release of all claims by the parties against all other parties and requires (i) Vito Bellezza, Franz Fideli and Peter Bellezza to surrender for cancellation (a) an aggregate of 900,000 shares of the Company's common stock and (b) options to purchase an aggregate of 2,200,000 shares of the company's common Stock at exercise prices ranging from $.05 per share to $1.875 per share, and (ii) that the Company pay to Vito Bellezza and/or Judith Bellezza a total of $468,000 over a period of three (3) years to provide them with health and dental insurance coverage. As a result of the execution and delivery of the Agreement, Mr. Bellezza and the other defendants in the lawsuit will not serve as officers or directors of the Company and will not otherwise be involved in the day-to-day activities of the Company in any capacity.

      On June 21, 1999, the Company issued 2,500 shares of common stock to Harold S. Fischer's son-in-law in consideration for $2,500 in a private placement of Company securities pursuant to Section 4(2) of the Securities Act of 1933.

      On June 22, 1999, the Company issued options to purchase 200,000 shares of common stock to Harold S. Fischer at an exercise price of $.96875 in consideration for personally guaranteeing the obligation of the Company to repurchase a $700,000 preferred stock investment in the Company by Waterside Capital Corporation on June 30, 1999.

      On June 30, 1999, the Company entered into a Series D Convertible Preferred Stock Purchase Agreement with Waterside Capital Corporation, pursuant to which Waterside paid an aggregate purchase price of $700,000 in immediately available funds in exchange for the issuance of 700 shares of its Series D Redeemable Convertible Preferred Stock and a Stock Purchase Warrant. The Warrant entitles the holder to purchase up to 80,000 shares of Company's Common Stock at an exercise price of $1.15 per share until June 30, 2009, so long as the Series D Redeemable Preferred Stock remains outstanding. The right to exercise the Warrant vests with respect to 20,000 shares on June 30, 1999 and with respect to 12,000 shares on each June 30th for the five-year period commencing on June 30, 2000. Pursuant to the terms of an Investor Rights Agreement, the Company and Harold S. Fischer granted Waterside the right to put the shares of Series D Redeemable Preferred Stock first, to the Company, and then, to Harold S. Fischer, on the fifth anniversary of its issuance or earlier upon a Change of Control (as defined) at a price of $1,000 per share plus accrued and unpaid dividends. In exchange for Mr. Fischer's agreement to become obligated to repurchase the Series D Redeemable Preferred Stock from Waterside (in the event that the Company fails to do so), the Company issued to Mr. Fischer an option to purchase 200,000 of the Company's Common Stock at an exercise price equal to $.96875 per share. In addition, under a Registration Rights Agreement, the Company granted Waterside certain piggyback registration rights with respect to the shares of Common Stock issuable upon the conversion of the Series D Redeemable Convertible Preferred Stock and upon the exercise of the Warrant.

      On July 27, 1999, the Company issued 12,000 shares of common stock to one of Harold S. Fischer's sons in consideration for $12,000 in a private placement of Company securities pursuant to Section 4(2) of the Securities Act of 1933.

      On January 27, 2000, due to the deterioration of the business of the Company and its subsidiaries as a result of a significant down turn in the mortgage industry and the termination of the sales and marketing agreement with Interfinancial Services Group, Inc., the Company and QCC entered into a line of credit transaction with Waterside Capital Corporation. The purpose of the line of credit is to provide the Company and QCC with working capital, to fund the prosecution of QCC's claims against Interfinancial Services Corp. and to cover the cost of registration with the Securities and Exchange Commission of certain warrants and shares of Company common stock. The line of credit is evidenced by a promissory note that provides that the Company and QCC may from time to time request advances of principal under the note up to an aggregate maximum of $500,000. The Company and QCC do not have the right to re-borrow funds that have been previously advanced and repaid under the note. The unpaid principal balance of the note bears interest at the annual rate of twelve and one-half percent (12 1/2%) until all sums due under the note are paid in full. The Company is obligated to pay to Waterside interest only payments under the note with the first payment of interest due on August 1, 2000, and on the first day of each month thereafter until all sums due under the note are paid in full. If the note is not earlier repaid, the entire unpaid principal balance, all accrued and unpaid interest and any other sums due under the note must be paid in full by the Company on or before December 31, 2005. In addition, the note provides that the outstanding balance of the note may be converted into shares of Company common stock at any time after April 28, 2000 and prior to the payment of the outstanding balance of the note. The initial conversion rate is one share of common stock for each $.20 of the outstanding balance of the note so converted, subject to anti-dilution protection. The line of credit is secured by a second lien position on all of the assets of QCC, and by a pledge of all of the issued and outstanding common shares of QCC. In addition, EBS guaranteed the performance of the Company and QCC under the note.

      In connection with the agreement to establish the line of credit, Waterside Capital Corporation and the Company agreed to cancel the 1,500 shares of Series C Preferred Stock and the 700 shares of Series D Preferred Stock of the Company owned by Waterside, constituting all outstanding shares of each such class, and to issue to Waterside in exchange therefor 2,200 shares of a new class of preferred stock designated Series E Convertible Redeemable Preferred Stock. The Series E Preferred Stock has substantially the same rights and preferences as the cancelled shares of Series C Preferred Stock and Series D Preferred Stock except that the shares of Series E Preferred Stock are convertible into shares of Company common stock, subject to certain limitations, at the rate of 5,000 shares of common stock for each converted share of Series E Preferred Stock. In addition, cancellation of the shares of Series D Preferred Stock terminated the right of Waterside to cause Mr. Fischer to have repurchase such shares in the event the Company was unable to do so. The accrued and unpaid dividends due to Waterside on the canceled shares of Series C Preferred Stock and Series D Preferred Stock, as well as any accrued and unpaid dividends that may become due to Waterside on the Series E Preferred Stock, are also convertible into shares of common stock at the rate of one share of Common Stock for each $.20 of accrued and unpaid dividends so converted. In addition, the Company granted to Waterside Common Stock purchase warrants to purchase 30,000 shares of Common Stock for $.20 per share. The stock purchase warrants are exercisable for a period of 10 years from the date of issuance. In connection with the transaction, the Company agreed to register for resale with the Securities and Exchange Commission all of the shares of restricted common stock owned by Waterside as of the date of the agreement and all shares of common stock issuable upon conversion of the Series E Preferred Stock, conversion of the accrued and unpaid dividends on the Series E Preferred Stock, conversion of the note and the exercise of the common stock purchase warrants.

      On March 14, 2000, Harold S. Fischer's son made a bridge loan to the Company in the amount of $75,000. The loan is evidenced by a promissory note bearing interest at the annual rate of ten percent (10%) until all sums due under this note are paid in full. If not sooner paid, the entire unpaid principal balance, all accrued and unpaid interest and any other sums due under the note are due and payable on the earlier to occur of September 14, 2000 or any event of default of the terms of the note. Among the events of default that trigger repayment of the note is the removal of Harold S. Fischer from the position of President or Chief Executive Officer of the Company or as a director of the Company.

ITEM 13.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) Exhibits

Exhibit
Number                        Description of Exhibit

3.1*          Certificate of Incorporation
3.2*          Bylaws
10.1**        Series D Convertible Preferred Stock Purchase Agreement dated as of June 30, 1999 by and between the Company and Waterside Capital
              Corporation.
10.2*         Certificate of Ownership and Merger between @ebs, inc. and
              Electronic Business Services, Inc.
10.3*         Articles of Merger between @ebs, inc. and Electronic Business
              Services, Inc.
10.4***       Joint Product Sales and Marketing Agreement dated December 23,
              1999 between QuickCREDIT Corp. and BrandDirect Marketing, Inc.
16.1****      Letter regarding change in certifying accountants dated February
              21, 2000
23.1          Consent of Mazaars & Guerard, LLP 27.1 Financial Data Schedule
23.2          Consent of Mazaars & Guerard, LLP

* Incorporated by reference to the Current Report on Form 8-K filed with the Commission on October 25, 1999.

**Incorporated by reference to the Current Report on Form 8-K filed with the Commission on July 15, 1999.

***Incorporated by reference to the Current Report on form 8-K filed with the Commission on December 23, 1999.

***Incorporated by reference to the Current Report on form 8-K filed with the Commission on February 22, 2000.

(b) Reports on Form 8-K

none.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                            PAGE
                                                                          NUMBER

INDEPENDENT AUDITORS REPORTS.......................................F-2a and F-2b

CONSOLIDATED BALANCE SHEET...................................................F-3

CONSOLIDATED STATEMENTS OF OPERATIONS........................................F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY...............................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................F-6, 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................F-8 to F-22

                     INDEPENDENT AUDITOR'S REPORT

                                          February 23, 2000 and April 10,
                                          2000 as to Notes 7a, 8b, 8c and 9d


Stockholders and Directors
Electronic Business Services, Inc.


We have audited the accompanying balance sheet of Electronic Business Services, Inc. as of December 31, 1999, and the related statements of operations, stockholders' (deficit) and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Business Services, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year ended in conformity with generally accepted accounting principles.

The following financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, including a net loss of approximately $2,100,000 for the year ended December 31, 1999, and has both a working capital and stockholders' equity deficiency as of December 31, 1999 as well as the Company is in default of several debt obligations. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    RADIN, GLASS & CO., LLP

                                    Certified Public Accountants
                                    New York, New York


                                      F-2a

                     INDEPENDENT AUDITOR'S REPORT

                                                    March 26, 1999

Stockholders and Directors
Electronic Business Services, Inc.


We have audited the accompanying balance sheet of Electronic Business Services, Inc. as of December 31, 1998, and the related statements of operations, stockholders' (deficit) and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Business Services, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year ended in conformity with generally accepted accounting principles.

                                    MAZARS & GUERARD, LLP

                                    Certified Public Accountants

New York, New York

                                      F-2b

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS
                                                                            For the Years Ended
                                                                         --------------------------
                                                                            1999           1998
                                                                         -----------    -----------
CURRENT ASSETS:
     Cash and cash equivalents                                           $   117,667    $   229,423
     Accounts receivable, net of allowance of $104,931                       512,265        807,241
     Other current assets                                                     13,177         46,177
                                                                         -----------    -----------
         TOTAL CURRENT ASSETS                                                643,109      1,082,841

LEASEHOLD IMPROVEMENTS & EQUIPMENT, net of
     accumulated depreciation of $857,268                                    409,198        287,732

SOFTWARE, net of accumulated depreciation and amortization
     of $1,128,491                                                         1,039,761        335,545

GOODWILL, net of accumulated amortization of $304,222                      1,888,999      1,998,668

OTHER ASSETS                                                                 159,387        189,620
                                                                         -----------    -----------

                                                                         $ 4,140,454    $ 3,894,406
                                                                         ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                    $ 1,648,423    $ 1,121,709
     Accrued expenses                                                        545,074
     Deferred revenue                                                        326,561        303,420
     Current portion - related party payable                                 306,000         50,000
     Notes payable                                                           476,143        350,000
     Current portion - puts payable                                          630,000              0
                                                                         -----------    -----------
         TOTAL CURRENT LIABILITIES                                         3,932,201      1,825,129

LONG TERM DEBT - RELATED PARTY                                               257,500      1,900,000

LONG TERM DEBT - PUTS PAYABLE                                                600,000      1,485,000

PREFERRED STOCK, Class C $1,000 par value, 12.5% cumulative
     1,500 shares issued, redemption value $1,500,000                      1,013,612             --

PREFERRED STOCK, Class D $1,000 par value, 12.5% cumulative
     700 shares issued, redemption value $700,000                            556,630             --

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value, authorized 50,000,000 issued
         and 14,004,144 outstanding                                           14,004         13,012
     Additional paid in capital                                            6,850,105      5,919,416
     Accumulated deficit                                                  (7,825,999)    (5,721,751)
     Common stock subject to put                                          (1,230,000)    (1,485,000)
     Deferred compensation                                                   (27,600)       (41,400)
                                                                         -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             (2,219,489)    (1,315,723)
                                                                         -----------    -----------

                                                                         $ 4,140,454    $ 3,894,406
                                                                         ===========    ===========

                  ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Years ended December 31,
                                                           ---------------------------
                                                               1999            1998
                                                           ------------   ------------
SALES                                                      $  6,486,533   $  7,608,904

COST OF SALES                                                 3,131,333      3,199,525
                                                           ------------   ------------

GROSS PROFIT                                                  3,355,200      4,409,379

EXPENSES:
      Selling, general and administrative expenses            4,413,017      4,841,283
      Product development                                       848,208      1,368,651
      Stock based compensation expense                           89,920        637,150
      Amortization expense and goodwill write-off               118,534        952,003
      Non-recurring expenses associated with acquisitions            --        191,269
      Litigation expenses                                        89,352        547,000
      Restructuring expense                                          --        174,000
                                                           ------------   ------------
      Total expenses                                          5,559,030      8,711,356
                                                           ------------   ------------
LOSS FROM OPERATIONS                                         (2,203,830)    (4,301,977)

OTHER INCOME AND (EXPENSE):
      Gain from lawsuit settlement                              182,000             --
      Interest expense, net                                    (116,762)      (130,616)
      Other income                                               34,346             --
                                                           ------------   ------------
      Total other income and expense                             99,584       (130,616)
                                                           ------------   ------------
LOSS BEFORE INCOME TAX PROVISION                             (2,104,246)    (4,432,593)

PROVISION FOR INCOME TAXES                                           --        226,000
                                                           ------------   ------------

NET LOSS FROM CONTINUING OPERATIONS                          (2,104,246)    (4,658,593)

DISCONTINUED OPERATIONS                                              --       (473,771)
                                                           ------------   ------------

NET LOSS                                                   $ (2,104,246)  $ (5,132,364)
                                                           ============   ============

PREFERRED DIVIDENDS                                             264,684             --
                                                           ------------   ------------

NET LOSS TO COMMON STOCKHOLDERS                            $ (2,368,930)  $ (5,132,364)
                                                           ============   ============


LOSS PER SHARE (BASIC):

      Loss from continuing operations                      $      (0.17)  $      (0.39)
      Loss from discontinued operations                              --          (0.04)
                                                           ------------   ------------

NET LOSS                                                   $      (0.17)  $      (0.43)
                                                           ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES
      USED IN COMPUTATION                                    13,779,912     11,991,016
                                                           ------------   ------------

                                        ELECTRONIC BUSINESS SYSTEMS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS ON CHANGES IN OWNERS' EQUITY

                                                         Preferred Stock
                                                            Class A                      Common Stock              Additional
                                                  ----------------------------    ----------------------------      Paid in
                                                    Shares           Amount          Shares          Amount          Capital
                                                  ------------    ------------    ------------     -----------    ------------
BALANCE - DECEMBER 31, 1997                             10,000      $   10,000       9,418,616     $     9,418    $  2,865,059

    Shares issued for services                              --              --          22,642              23          23,978
    Shares sold                                             --              --         876,220             876       1,483,189
    Shares issued for option exercises                      --              --         570,000             570         190,680
    Shares issued for acquisitions                          --              --         900,000             901       1,287,503
    Shares canceled for discontinued operations             --              --        (270,000)           (270)       (338,850)
    Conversion of preferred stock                      (10,000)        (10,000)      1,500,000           1,500           8,500
    Shares purchased and retired                            --              --          (5,500)             (6)        (10,643)
    Cash received on stock subscription                     --              --              --              --              --
    Stock subscription charged to compensation              --              --              --              --              --
    Warrants issued for services                            --              --              --              --         410,000
    Amortization of deferred compensation                   --              --              --              --              --
    Net loss                                                --              --              --              --              --
                                                  ------------    ------------    ------------     -----------    ------------

BALANCE - DECEMBER 31, 1998                                 --              --      13,011,978          13,012       5,919,416

    Shares and options issued for services                  --              --          45,000              45          77,505
    Shares sold                                             --              --       1,386,813           1,387       1,385,427
    Shares issued for option exercises                      --              --         500,353             500          24,500
    Debt converted to shares                                --              --          45,000              45          24,955
    Shares purchased and put to the Company                 --              --         (85,000)            (85)       (254,915)
    Preferred dividends accreted and/or paid                --              --              --              --        (264,684)
    Shares and options retired pursuant to                  --              --              --              --              --
         legal settlement                                   --              --        (900,000)           (900)       (629,100)
    Warrants issued with preferred stock                    --              --              --              --         567,000
    Amortization of deferred compensation                   --              --              --              --              --
    Net loss                                                --              --              --              --              --
                                                  ------------    ------------    ------------     -----------    ------------

BALANCE - DECEMBER 31, 1999                                 --    $         --      14,004,144    $     14,004    $  6,850,104
                                                  ============    ============    ============     ===========    ============

                                                                                                       Common
                                                                                          Stock         Stock            Total
                                                   Accumulated          Deferred       Subscription   Subject to     Stockholders'
                                                      Deficit         Compensation      Receivable       Put             Equity
                                                   ------------       ------------      ----------   ------------    -------------
BALANCE - DECEMBER 31, 1997                        $   (589,387)      $   (107,700)     $ (526,300)  $         --     $ 1,661,090

    Shares issued for services                               --                 --              --             --          24,001
    Shares sold                                              --                 --              --             --       1,484,065
    Shares issued for option exercises                       --                 --              --             --         191,250
    Shares issued for acquisitions                           --                 --              --     (1,485,000)       (196,596)
    Shares canceled for discontinued operations              --                 --              --             --        (339,120)
    Conversion of preferred stock                            --                 --              --             --              --
    Shares purchased and retired                             --                 --              --             --         (10,649)
    Cash received on stock subscription                      --                 --         501,300             --         501,300
    Stock subscription charged to compensation               --                 --          25,000             --          25,000
    Warrants issued for services                             --            (50,000)             --             --         360,000
    Amortization of deferred compensation                    --            116,300              --             --         116,300
    Net loss                                         (5,132,364)                --              --             --      (5,132,364)
                                                   ------------       ------------      ----------   ------------     -----------

BALANCE - DECEMBER 31, 1998                        $ (5,721,751)      $    (41,400)     $       --   $ (1,485,000)    $(1,315,723)

    Shares and options issued for services                   --                 --              --             --          77,550
    Shares sold                                              --                 --              --             --       1,386,814
    Shares issued for option exercises                       --                 --              --             --          25,000
    Debt converted to shares                                 --                 --              --             --          25,000
    Shares purchased and put to the Company                  --                 --              --        255,000              --
    Preferred dividends accreted and/or paid                 --                 --              --             --        (264,684)
    Shares and options retired pursuant to                   --                 --              --             --              --
         legal settlement                                    --                 --              --             --        (630,000)
    Warrants issued with preferred stock                     --                 --              --             --         567,000
    Amortization of deferred compensation                    --             13,800              --             --          13,800
    Net loss                                         (2,104,246)                --              --             --      (2,104,246)
                                                   ------------       ------------      ----------   ------------     -----------

BALANCE - DECEMBER 31, 1999                        $ (7,825,997)      $    (27,600)     $       --   $ (1,230,000)    $(2,219,489)
                                                   ============       ============      ==========   ============     ===========

                                         See notes to consolidated financial statements

              ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Years ended December 31,
                                                               --------------------------
                                                                  1999           1998
                                                               -----------    -----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                $(2,104,246)   $(5,132,364)
                                                               -----------    -----------
   Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation                                                150,708        156,981
       Amortization                                                123,469        952,003
       Stock based compensation                                     89,920        637,150
       Accounts receivable                                         294,976        (28,686)
       Other current assets                                         33,000         (7,688)
       Deferred tax asset                                               --        229,000
       Accounts payable and accrued expenses                     1,071,788        717,455
       Deferred tax liability                                           --         (3,000)
       Deferred revenue                                             23,141        (87,505)
                                                               -----------    -----------

   NET CASH USED BY OPERATIONS                                    (317,245)    (2,566,654)

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash paid for acquisitions                                       --       (261,682)
       Other assets                                                (45,294)       (17,992)
       Development & purchase of software                         (814,874)      (194,706)
       Purchase of leasehold improvements & equipment             (198,884)       (95,518)
                                                               -----------    -----------

   NET CASH USED BY INVESTING ACTIVITIES                        (1,059,052)      (569,898)

   CASH PROVIDED BY FINANCING ACTIVITIES:
       Proceeds from sale of common stock                        1,386,813      1,484,065
       Proceeds from option exercises                               25,000        191,250
       Cost of purchasing and retiring stock                      (255,000)       (10,649)
       Preferred dividends paid and accrued                       (184,615)            --
       Purchase of common stock per settlement                    (630,000)            --
       Debt converted to shares                                     25,000             --
       Proceeds from sale of preferred stock                       632,700             --
       Cash received for stock subscription                             --        526,300
       Funds provided by new financing                             748,000      1,500,000
       Repayment of debt                                          (483,357)      (850,000)
                                                               -----------    -----------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,264,541    $ 2,840,966
                                                               -----------    -----------

   NET DECREASE IN CASH                                           (111,756)      (295,586)

   CASH, beginning of the period                                   229,423        525,009
                                                               -----------    -----------

   CASH, end of the period                                     $   117,667    $   229,423
                                                               ===========    ===========

              ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Years ended December 31,
                                                                        --------------------------
                                                                            1999           1998
                                                                        ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       INFORMATION:
       Cash paid during the year for:
             Interest                                                   $    134,872   $    154,775
                                                                        ============   ============
             Taxes                                                      $         --   $         --
                                                                        ============   ============

       Non cash financing and investing activities:
             Issuance of common stock in connection with acquisitions   $         --   $    949,284
                                                                        ============   ============

             Issuance of debt in connection with acquisitions           $         --   $    100,000
                                                                        ============   ============

             Accretion of preferred stock discount                      $     80,069   $         --

                                                                        ============   ============
             Issuance of options and warrants for services              $     77,550   $    410,000
                                                                        ============   ============

             Issuance of warrants for debt discount                     $    567,000             --
                                                                        ============   ============
             Debt converted to preferred stock                          $  1,500,000   $         --
                                                                        ============   ============
             Debt converted to common stock                             $     25,000   $         --
                                                                        ============   ============

             ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      TWO YEARS ENDED DECEMBER 31, 1999


1.  BUSINESS

    Electronic Business Services, Inc. and Subsidiaries (the "Company"), formerly known as @ebs, inc, or Triangle Imaging Group, Inc., was incorporated under the laws of the State of Florida on December 12, 1984. On February 27, 1998 the Company formed QuickCredit Corp. ("QCC"), a Florida corporation, for the purpose of acquiring and developing credit reporting agencies. A separate subsidiary Engineered Business Systems, Inc. ("EBS") designs, develops and sells windows based software systems for both the mortgage quality control and the credit reporting industries. Additionally, the outsourcing division processes quality control files for mortgage banks. QCC processes credit reports for the retail residential mortgage industry.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    GOING CONCERN

    These financial statements have been prepared assuming the Company will continue as going concern. The Company has suffered recurring losses amounting to $2 million and $5 million for the last two years. The Company is in default of several of its debt obligations. See Notes 7 and 8. The Company intends to raise additional financing through debt or equity in the near future to enable the Company to continue operations for at least one year.

    PRINCIPLES OF CONSOLIDATION

    The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

    CASH AND CASH EQUIVALENTS

    The Company classifies as cash equivalents highly liquid temporary investments with an original maturity of three months or less when purchased.

    EQUIPMENT

    Equipment is stated at cost and is depreciated over the estimated useful lives of the assets using various accelerated methods, which approximates economic depreciation.

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

    RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred. These costs primarily consist of fees paid for the development of the Company's software. Research and development costs for the year ended December 31, 1999 and 1998 were approximately $839,000 and $1,032,000, respectively.

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

    ACCOUNTING OF LONG LIVED-ASSETS

    The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. As of December 31, 1999, the Company's management has not identified any material impairment of goodwill.

    EARNINGS (LOSS) PER SHARE

    The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS No. 128), which defines the presentation of "Basic" and (where applicable)"Diluted" earnings per share. Generally, Basic earnings per share are computed on only the weighted average number of common shares actually outstanding during the period, and the Diluted computation considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result.

    SOFTWARE DEVELOPMENT COSTS

    The Company has capitalized internally developed software costs included in Software, which totaled $740,000 and $335,545 for the years ended December 31, 1999 and 1998, respectively. The capitalization of such costs is in accordance with SFAS No. 86 and SOP 98-1. Amortization is computed on an individual product basis ranging from 36 to 60 months.

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

    CONCENTRATION OF CREDIT RISKS

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade receivables include concentrations of trade account from software product users.

    RECLASSIFICATIONS

    The Company has reclassified certain expenses in the prior year financial statements to conform with the current year presentation of such expenses.

                         RECENT ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities Income", which requires the recording of all derivative instruments as assets or liabilities measured at fair value. Among other disclosures, SFAS No. 133 requires that all derivatives be recognized and measured at fair value regardless of the purpose or intent of holding the derivative.

    SFAS No. 133 is effective for financial statements for years beginning after June 15, 2000. The Company has no derivative investments and does not participate in hedging activities; therefore, its financial position, results of operations and disclosures will be unaffected by it.

3.  EQUIPMENT

Equipment at December 31, 1999 consisted of the following:

                                    ESTIMATED
                                   USEFUL LIVES       AMOUNT
                                   -------------   -------------

       Computer hardware               5 - 7       $     919,223

       Office furniture                  7                70,960

       Office equipment                5 - 7             124,307

       Leaseholds improvements           5               151,976
                                                   -------------

                                                       1,266,466

       Less:  Accumulated depreciation                  (857,268)
                                                   -------------

                                                   $     409,198
                                                   =============

4.  DEFERRED REVENUE

    At December 31, 1999, deferred revenue of $315,817 represents the unearned portion of sales related to software maintenance agreements. Deferred revenue is recognized as income on a straight - line basis over the service contract terms which are generally for renewable twelve month periods.

5.  ADVANCES FROM FACTORS

    In December 1999, the Company entered into a Purchase and Sale Agreement ("PSA") with a commercial factor which advanced the Company 75% of Quick Credit Corp's receivables, as defined. The factor maintained a security interest in the Company's accounts receivable and advanced monies on a non-recourse basis. Interest rates ranged from 2% for invoices outstanding fifteen days to 14% for those outstanding over ninety days. Under the PSA, the factor reserved the right to charge-back purchased accounts pursuant to certain terms of defaults within the PSA agreement, at the receivable amount net of unearned interest. The terms of the factoring agreement does not allow the Company to maintain effective control over the receivables and therefore the agreement is recorded as a sale of the receivables for the amount advanced in accordance with Statement of Financial Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The total amount of advances outstanding under the agreement at December 31, 1999 was $59,532. Discounts on the factoring of receivables recorded as interest expense amounted to $19,409 for the year ended December 31, 1999

6.  LONG TERM - RELATED PARTY PAYABLE

    a. Amounts due to former officer are non-interest bearing payments due in the amount of $13,000 per month until June 2002. Such amounts are due pursuant to the litigation settlement agreement dated April 29, 1999, which required the former officer and two individuals to return 900,000 shares of common stock to the Company and forfeit 2,200,000 options to purchase common stock at prices ranging from $.05 to $1.875. The Company is required to make 36 monthly payments of $13,000 or $468,000 to the former officer. The Company recorded a $182,000 gain on the settlement of such litigation between the equity received and the amounts recorded as a payable to the former officer and two individuals.

    b. A stockholder amde two loans to the Company for $50,000 and $100,000 due on demand bearing interest at 8% and 12% per annum, respectively.

7.  NOTES PAYABLE

    a. On December 2, 1996 in connection with the acquisition of EBS, the Company entered into a $1,600,000 promissory note with the former stockholders of EBS. The note presently bears interest at a rate of 8% per annum with the interest rate determined annually, at a rate per annum equal to the Prime Rate less one quarter percent, with a minimum and maximum rate of 8% and 9% per annum, respectively. Payments of interest only were due and payable on the first day of January, February, March and April 1997, thereafter principal is payable in equal installments of $25,000 each, together with interest, commencing in May 1997 through January 2000 when all outstanding principal and interest is due. In January 2000, Company renegotiated the payment of such balance with a new promissory note of $400,000, bearing interest at 21% per annum, payable $50,000 per month commencing February 1, 2000 including interest until September 1, 2000 at which date all accrued and unpaid interest shall be due and payable and 200,000 warrants to purchase common stock at $40 per share for period of 5 years. These warrants were valued at $40,480 and will be amortized over the nine months as interest expense. The Company has defaulted on the March and April payments due under this agreement.

        The note is secured by a Stock Pledge Agreement and a Security Agreement. Under the Stock Pledge Agreement, the Company agreed to pledge all of its stock of EBS as security for the note. Additionally, under the Security Agreement, the note is collateralized by all assets of the Company. The Company covenants and agrees to use not less than twenty-five (25) percent of the net proceeds from the sale by the Company of the Company's common stock or other securities in any private placement or public offering occurring after the date of the note agreement to pay the indebtedness evidenced by the Note. Pursuant to this agreement the Company paid $275,000 during the year ended December 31, 1999.

    b. In May 1998, the Company acquired all of the outstanding capital stock of Credit Bureau Services, Inc., EJG Services, Inc., and Florida Credit Bureau, Inc. In connection with these acquisitions, the Company entered into notes payable for $100,000. The notes were fully paid as of December 31, 1999. During 1999, $25,000 was converted into 45,000 shares of common stock.

8.  COMMON STOCK SUBJECT TO PUTS

    a. In connection with the 1998 acquisitions of Credit Bureau Services, Inc. ("CBS"), EJG Services, Inc. ("EJG") and Florida Credit Bureau, Inc. ("FCB"), 495,000 shares of common stock were issued subject to the seller's ability to require the Company to repurchase such shares for a one to three year period for $1,485,000. The common stock subject to the puts allows the holder of these puts to require the Company to purchase their common stock during the following periods of time; (a) 50,000 shares of common stock for $150,000 during the period of May 1999 to May 2000 relating to the sale of FCB, (b) 245,000 shares of common stock for $735,000 during the period May 1999 to May 2001 relating to the sale of CBS and (c) 200,000 shares of common stock for $600,000 during the period of January 1, 2001 to January 1, 2002 relating to the sale of EJG.

    b. The sellers of FCB have exercised their right to put the common stock to the Company. The Company paid $51,000 for 10,000 shares of the common stock and negotiated a $100,000 note payable plus interest payable $17,275.32 in six installments through February 2001 for 20,000 of the remaining 40,000 shares put to the Company. The seller of FCB will be entitled to retain up to 20,000 or 30,000 shares common stock depending on whether the Company repays the note payable timely. The Company is currently in default under the terms of the note payable and has paid only 3 of the required installments. The sellers of FCB have initiated a lawsuit against the Company to be paid the remaining amounts due.

    c. The Company has paid to the sellers of CBS $105,000 for 35,000 shares of common stock put to the Company during 1999. The Company is currently in default of the terms of the put arrangement with the sellers of CBS. Two additional installments are due and outstanding totaling $105,000 as of February 2000.

9.  PREFERRED STOCK.

    a. In October 1998, the Company entered into a financing and investment agreement ("the Agreement") with an investor ("Investor"). Under the Agreement the Investor agreed to purchase, for $1,500,000, 1,500 shares of a new class of preferred stock of the Company to be classified as Series C Redeemable Preferred Stock "Series C Preferred Stock".

        At the time of the Agreement the Company, under Florida law, was not allowed to issue preferred stock. The Company and the Investor have agreed to enter into the Agreement on the basis that the Company will take all measures practicable to authorize and issue the preferred stock. As security for the Investor prior to the issuance of the preferred stock, the Company will execute a promissory note for the full purchase price of the preferred stock. The Company issued the Series C Preferred Stock in June 1999.

        In connection with the Agreement, as amended pursuant to a lawsuit by the Investor, the Investor and the Company agreed to amend the exercise price of a warrant to purchase 500,000 shares of the outstanding common stock on the date of exercise on a fully diluted basis, which was exercised in June 1999. The exercise price was $.05 per share as amended. These warrants were valued at $475,000 and have been recorded as a discount to the preferred stock. The total discount recorded will be accreted over the remaining 51 months of the term of the put to the Company of the Series C Preferred Stock.

        At any time after the earlier of a change in control (as defined) or the date which is five years after the issuance of the preferred stock, the Investor has the right to require the Company to redeem all of the shares of preferred stock at a redemption price of $1,000 per share.

        The terms of the Series C Preferred Stock are as follows: (i) total number of Series C Preferred Stock issuable will be 1,500 with a liquidation value of $1,000 per share, (ii) such Series C Preferred Stock will be cumulative and bear dividends at a rate of $125 per share or 12.5% accruing quarterly, (iii) unpaid dividends will accrue interest at 12.5% compounded annually, (iv) certain capital transactions of the Company will require consent of at least 66 2/3% of the Series C Preferred Stockholders and (v) the Series C Preferred Stockholders have the right to elect one board member at all times.

    b. In June 1999, the Company sold 700 shares of Series D Convertible Redeemable Preferred Stock "Series D Preferred Stock", with a per share $1,000 stated value, accruing dividends at 12.5% payable quarterly for $700,000. In connection with the sale of such Series D Preferred Stock, the Company issued 80,000 warrants to purchase common stock at $.01, as amended. These warrants vest over 3 years and were valued at $92,000 and recorded as a discount to the Series D Preferred Stock to be accreted over a period of five years. The redemption and general terms of the Series D Preferred Stock are similar to the Series C Preferred Stock. In addition the Series D Preferred Stock is convertible at the option of the holder for a period of ten years into common stock at a rate of one share of Series D Preferred Stock for 870 shares of common stock and can be put to the President personally should the Company have insufficient funds to repay the Series D Preferred Stock.

    c. In January 2000, the Company obtained a $500,000 line of credit accruing interest at 12.5% payable August 1, 2000 and payable monthly thereafter. Principal is due on demand with the line of credit expiring on December 31, 2005. The line of credit has cross default provisions relating to default arising from the Series C and D Preferred Stock. Amounts outstanding on the line of credit after April 28, 2000 are convertible into common stock at a rate of $.20 per share for amounts outstanding under the line of credit. There were 30,000 warrants issued in connection with the line of credit, exercisable at $.20 per share, for a period of ten years. These warrants have been valued at $15,000 and will be amortized over a period of five years, the term of the credit line.

        Under the terms of the line of credit, if there is a default pursuant to the terms of the Series C Preferred Stock, Series D Preferred Stock or the line of credit, the holders are provided the option to convert the stated value of their Series C and D Preferred Stock holdings and the line of credit to a Series E Convertible Redeemable Preferred Stock " Series E Preferred Stock" under certain terms and conditions, which is basically the raising of new equity funds of $3,500,000 by June 26, 2000. The stated value of the Series E Preferred Stock and accrued dividends are convertible into common stock at a rate of $.20 per share of common stock for the total stated value of the Series E Preferred Stock and accrued dividends. Based on the stated value of the Series C and D Preferred Stock and the full line of credit outstanding of $2,700,000 the Series E Preferred Stock is convertible into 13,500,000 shares of common stock of the Company.

    d. The Company is in default of the terms of the Series C and D Preferred Stock due to the nonpayment of the preferred dividends due April 1, 2000, as amended in the amount of $210,891. Such dividends include the deferred dividends accrued from October 15, 1999.

10. STOCKHOLDER'S EQUITY

    a. In January 1997, the Company issued 500,000 shares of common stock for consulting services. The stock was valued at $69,000 and is being amortized over five years resulting in an annual non-cash charge to operations of $13,800. The remaining unamortized portion of deferred compensation as of December 31, 1999 was $27,600.

    b. During 1998, several individuals exercised stock options resulting in the issuance of 495,000 shares of common stock and the Company receiving proceeds of $144,375.

    c. During 1998, the Company made several acquisitions which resulted in the issuance of 900,000 shares of common stock. These shares were valued at their fair market value at the time of negotiations. In September 1998, the Company rescinded one of the acquired companies and discontinued its operations resulting in the cancellation of 270,000 shares of common stock.

    d. In April 1998, 22,642 shares of common stock were issued for services. A compensation charge to expense of $24,000 was recorded in 1998.

    e. In March 1998, the Company repurchased 5,500 shares of common stock on the open market for $10,643. Such shares have been retired and accordingly, the costs have been charged against paid-in-capital.

    f. During 1999 and 1998, the Company sold 1,386,813 and 876,220 shares of common stock for a total value of $1,386,813 and $1,484,065, respectively. In addition the Company issued 500,000 options to purchase common stock for a period of five years at $1.00 per share, to financial consultants for their assistance in raising such capital for 1999. These options were valued at $253,000 and were recorded as a cost of raising such capital.

    g. During 1999, the Company issued 45,000 shares of common stock for the conversion of $25,000 of indebtedness.

    h. During 1999, the Company issued 500,000 and 80,000 warrants to purchase common stock at $.05 and $.01 a share pursuant to the amended agreements for the sale of Series C and D Preferred Stock, respectivley. The 500,000 warrants issued in connection with the Series C Preferred Stock, as amended, were exercised in June 1999.

    i. Pursuant to a litigation settlement agreement involving a former officer of the Company and certain other shareholders the Company reclaimed 900,000 shares of common stock and the cancelled 2,200,000 options to purchase common stock ranging in prices to purchase common stock from $.05 to $1.875. (See Note 6).

    j. Pursuant to the put agreements in Note 8 above the Company repurchased 45,000 shares of common stock for $156,000 during 1999.

    k. The Company issued 10,000 shares of common stock to an employee pursuant to a bonus contractual arrangement during 1999. These shares were valued at $10,000 and expensed as compensation during 1999.

11. WRITE-OFF OF GOODWILL

    Goodwill arose in connection with the acquisitions of EBS, CBS, FCB and FJG. The Goodwill is being amortized on a straight line basis over 20 years. In 1998, the Company, under SFAS No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed ", evaluated the recoverability of goodwill of CBS and EJG by determining whether amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. As a result of such evaluation, the Company recorded a charge of $850,968 against goodwill for 1998.

12. DISCONTINUED OPERATIONS

    On May 29, 1998, the Company acquired 100% of the stock of Trimax Systems Corp. "Trimax" and Multitask Corp. "Multitask" for 270,000 and 135,000 shares of common stock, respectively. The total purchase price including acquisition costs, was $565,133, which was recorded as goodwill. In September and December 1998, the Company decided to discontinue the operations of Trimax and Multitask, respectively. The 270,000 shares of common stock issued in connection with the acquisition of Trimax were canceled. The remaining goodwill, advances to and costs incurred relating to these acquisitions were written off and shown separately as discontinued operations.

13. INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 1999, the Company had net deferred tax assets of approximately $2,400,000. The Company has established a valuation allowance for the full amount of such deferred tax assets. The following table gives the Company's deferred tax assets and liabilities December 31, 1999:

               The provision for income taxes (benefits) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                       Year ended December 31,
                                                      -------------------------
                                                         1999           1998
                                                      ----------   ------------
    Income tax (benefit) computed at statutory rate   $ (714,000)  $ (1,800,000)

    State tax                                                 --             --

    Effect of permanent differences                           --       (425,000)

    Tax benefit not recognized                           714,000      2,225,000

    Valuation adjustment                                      --        226,000
                                                      ----------   ------------

    Provision for income taxes (benefit)              $       --   $    226,000
                                                      ==========   ============


    The Company has net operating loss carryforwards for tax purposes totaling approximately $7,000,000 at December 31, 999 expiring in the years 2005 to 2015. Substantially all of the carryforwards are subject to limitations on annual utilization because there are "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which have resulted in amore that 50% change in ownership. The annual limitation is based on the value of EBS as of the date of the ownership change multiplied by the applicable Federal Long Term Tax Exempt Bond Rate.

14. COMMITMENTS

    a. The Company leases office space under a non-cancelable lease expiring in February 2009. The future minimum rent payments under this lease for the next five years are as follows:

                  2000            $   251,338
                  2001                251,338
                  2002                251,338
                  2003                251,338
                  2004                281,498
               Thereafter           1,172,908

        Rent expense was $268,802 for the year ended December 31, 1999 and $173,395 for the year ended December 31, 1998.

    b. The Company has an employment agreement with one officer of the Company. The agreement expires in January 2000. The agreement also provides for incentive bonuses based on profit criteria and the payment of various expenses. In addition, the agreement entitles the officer to receive 10% of the outstanding stock of EBS.

        The President's options to purchase 10% of the shares of EBS have been valued at $136,850. Such amount has been recorded as deferred compensation and is being amortized over 5 years. The current year's non-cash imputed compensation expense as a result of this amortization was $27,380.

        On April 14, 1998, the employment agreement was amended to grant options to purchase 10% of QCC for $10. No compensation has been recorded since QCC was merely a shell company in April 1998.

15. STOCK OPTIONS

    In September 1997, the Company adopted two stock option plans authorizing the issuance of options covering 900,000 share of the Company's common stock. Officers and Directors are eligible to participate in the Officers and Directors Stock Option Plan covering 600,000 share while key employees are eligible to participate in the Employee Stock Option Plan covering 300,000 shares. During 1998, the Company amended such Plans to increase the number of options issuable under each plan to be 350,000 for the Employee Stock Options Plan and 2,100,000 for the Officers and Directors Stock Option Plan. Participants receive incentive stock options pursuant to the Plan. Options granted under the Employee Stock Option Plan are exercisable for a period of not more than ten years from the inception of the Plan. Options granted under the Officers and Directors Stock Option Plan are exercisable for a period of not more than five years from the inception of the Plan. Selection of participants, allotment of shares, determination of exercise price and other conditions of the granting of options will be determined by the Company. Additionally, the Plan provides that no options may be issued at an exercise price which is less than the fair market value of the Company's common stock on the date of grant.

    The Company has outstanding stock options as follows:

                                        Plan Options          Non-Plan Options
                                    --------------------    -------------------
   Outstanding at December 31, 1997     680,000   $. 875     2,850,000   $ 1.36
   Options Exercised                    (20,000)  $. 875      (550,000)  $ .345
   OPTIONS CANCELLED                                        (1,190,000)  $ 2.25
   Options Expired                           --       --      (200,000)  $  .20
   Options Granted                    2,076,750   $. 689         2,000   $ 4.25
                                    -----------   ------    ----------   ------
   Outstanding at December 31, 1998   2,736,750   $. 751       912,000   $ .984
   Options Exercised                       (353)  $ .875
   OPTIONS CANCELLED                 (2,738,397)  $ .751      (850,000)  $1.574
   Options Expired                     (207,000)  $1.099       (60,000)  $ .875
   Options Granted                    2,771,000   $1.248       805,000   $  .99
                                    -----------   ------    ----------   ------
   Outstanding at December 31, 1999   2,562,000   $ .638       807,000   $1.162
                                    ===========   ======    ==========   ======


    At December 31, 1999, all of the 807,000 Non-Plan options and 2,562,000 Plan options were immediately exercisable.

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

16. ACCOUNTING FOR EMPLOYEE STOCK OPTIONS

    In fiscal 1996, the Company adopted the disclosure provisions SFAS No. 123, "Accounting for Stock-Based Compensation". For disclosure purposes, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock options granted during the years ended December 31, 1999 and 1998: annual dividends of $0; expected volatility of 50%; risk-free interest rate of 7% and expected life of five years. If the Company had recognized compensation cost for stock options in accordance with SFAS No. 123, the Company's proforma net income (loss) and net income (loss) per share would have been $(3,408,659) and $(.25) per share for the fiscal year ended December 31, 1999 and ($5,726,003) and ($.48) per share for the fiscal year ended December 31, 1998.

17. SEGMENT INFORMATION

    The Company's two reportable segments are principally recorded by each subsidiary's records (credit reporting "QCC" and software sales and maintenance "EBS"). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information for the years ended December 31, 1999 and 1998 was as follows:

                                     EBS         QCC         OTHER       TOTAL
                                   --------------------------------------------

                                              1999 (in thousands)
                                   --------------------------------------------
    Sales from external customers  $ 5,170     $  1,317    $     --   $   6,487
    Gross margin                     3,068          288          --       3,356
    Operating loss                    (701)        (567)       (836)     (2,104)
    Depreciation and amortization      113           18         139         270
           DISCONTINUED OPERATIONS      --           --          --          --
    Total assets                       953        2,270         917       4,140
    Capital expenditures           $   174     $    805    $    128   $   1,107

                                               1998 (in thousands)
                                   --------------------------------------------
    Sales from external customers  $ 6,059     $  1,550    $     --   $   7,609
    Gross margin                     3.844          565          --       4,409
    Operating loss                  (2,010)        (238)     (2,411)     (4,659)
    Depreciation and amortization      140           17          --         157
           DISCONTINUED OPERATIONS      --           --         474         474
    Total assets                     1,161          331       2,402       3,894
    Capital expenditures           $   965     $     52    $     96   $   1,113



18. LEGAL PROCEEDINGS

    a. The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in aggregate, to have a material adverse effect on the financial conditions of the Company.

    b. During 1998 and 1999, the Company was involved in two significant lawsuits both of which were settled in early 1999 (See Note 6 for settlement with a former officer and Note 9 for amended terms of Series C Preferred Stock).

    c. On March 23, 1999, QCC and Interfinancial Services entered into a Joint Product Sales and Marketing Agreement pursuant to which QCC was obligated to develop and provide two new consumer products, a credit monitoring product and a card registration product, and Interfinancial Services was to market and sell such products. On November 24, 1999, QCC terminated its agreement with Interfinancial Services Corp. due to the alleged failure of Interfinancial Services Corp. to perform its material obligations under such contract despite full and timely performance by QCC. Particularly, Interfinancial Services, Corp. was obligated under the agreement to, among other things, design and prepare certain marketing and sales materials, to establish a telemarketing sales effort, to undertake general marketing of the products and to introduce and market the products to Interfinancial Services Corp.'s institutional clients. QCC currently believes the amount of damages to which it is entitled under the agreement is in excess of $1.3 million. QCC demanded arbitration in accordance with the terms of the agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  Fort Lauderdale, Florida
April 14, 2000

                                 ELECTRONIC BUSINESS SERVICES, INC.

                                 By:  /s/ HAROLD S. FISCHER
                                      --------------------------
                                          Harold S. Fischer
                                          President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature                          Title                      Date
      ---------                          -----                      ----

/s/ Harold S. Fischer          Chief Executive Officer,       April 14, 2000
-----------------------        President and Director
Harold S. Fischer


/s/ Gregory J. Seminack        Chief Financial Officer        April 14, 2000
-----------------------        (Chief Accounting Officer)
Gregory J. Seminack



/s/ Charles D. Winslow         Chairman of the Board          April 14, 2000
-----------------------
Charles D. Winslow


                               Director                       April __, 2000
-----------------------
J. Alan Lindauer