Form 10QSB
period 2000-03-31
ELECTRONIC BUSINESS SERVICES INC
filed 2000-05-23
CIK 764763

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        For Quarter Ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        For the transition period from to

                        Commission file number: 2-96392-A

               ELECTRONIC BUSINESS SERVICES, INC. F/K/A @EBS, INC.
                       F/K/A TRIANGLE IMAGING GROUP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                              65-0952956
        ------------------------------            ------------------
        State or other jurisdiction of              I.R.S. Employer
        incorporation or organization             Identification No.

            1800 NW 49th Street, Suite 100, Ft. Lauderdale, Fl  33309
            ------------------------------------------------------------
               (Address of Principal Executive Office)        (Zip Code)

                                  954 -229-5100
               ---------------------------------------------------
               (Registrant's telephone number including area code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

   Yes  [X]        No   [ ]

            The number of shares of registrant's Common Stock, $.001 par value, outstanding as of May 19, 2000 was 13,989,255 shares.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION:

         Item 1.  Financial Statements

            Consolidated Balance Sheet -
                        March 31, 2000 ...................................   3

            Consolidated Statement of Operations -
                        For the Three Months Ended
                        March 31, 2000 and 1999  .........................   5

            Consolidated Statement of Cash Flows-
                        For the Three Months Ended
                        March 31, 2000 and 1999  .........................   6

            Notes to Financial Statements ................................   7

         Item 2.  Management's Discussion and Analysis ...................   9


PART II - OTHER INFORMATION ..............................................  13


SIGNATURES ...............................................................  16

                         PART 1 - FINANCIAL INFORMATION

                          Item 1. Financial Statements

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



                                     ASSETS

                                                                 March 31, 2000
                                                                 --------------
CURRENT ASSETS
     Cash and cash equivalents                                     $   33,726
     Accounts receivable, net of allowance of $(104,931.29)           352,689
     Other current assets                                              13,177

               TOTAL CURRENT ASSETS                                   399,591

EQUIPMENT, LEASEHOLD IMPROVEMENTS & SOFTWARE,
     net of accumulated depreciation and
     amortization of $2,122,569                                     1,448,754

GOODWILL, net of accumulated amoritization of $340,755              1,852,447

OTHER ASSETS                                                          197,165

                                                                   $3,897,957
                                                                   ==========

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              March 31, 2000
                                                              --------------

CURRENT LIABILITIES
  Accounts payable                                              $1,565,073
  Accured Expenses                                                 580,256
  Deferred revenue                                                 435,439
  Current portion - related party payable
  Notes payable                                                    306,000
  Current portion - QCC puts payable
    TOTAL CURRENT LIABILITIES                                      826,143


NOTES PAYABLE SUBJECT TO PUTS                                      600,000

LONG TERM DEBT - RELATED PARTY                                     218,500

PREFERRED STOCK  Class E $1,000 par value, 12.5% cumulative      1,610,277
  2,200 shares issued, redemption value $2,200,000              $       --
                                                                        --

STOCKHOLDERS' EQUITY (DEFICIT):                                     14,004
  Common stock, $.001 par value, authorized 50,000,000 issued
    and 14,004,144 outstanding                                          --

  Additional paid-in capital                                     6,761,321
  Accumulated deficit                                           (8,394,905)
  Common Stock Subject to Puts                                  (1,230,000)
  Deferred compensation                                            (24,150)
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        $3,897,957
                                                                ==========

              ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                             Three months ended Three months ended
                                                   March 31,         March 31,
                                                     2000              1999
                                             ------------------ ------------------
SALES                                            $    877,817      $  2,091,079

COST OF SALES                                         534,035           679,787
                                                 ------------      ------------

GROSS PROFIT                                          343,781         1,411,292

EXPENSES

  Selling, general and administrative expenses        671,578         1,155,316

  Product Development                                 133,881            62,637

  Stock based compensation expense                     10,295            10,295

  Amortization expense and goodwill write-off          36,552            27,415

  Litigation expenses                                  24,637                --
                                                 ------------      ------------

    Total expenses                                    876,943         1,255,663
                                                 ------------      ------------

LOSS FROM OPERATIONS                                 (533,161)          155,629

INTEREST EXPENSE, net                                 (35,743)          (70,562)
                                                 ------------      ------------

LOSS BEFORE INCOME TAX PROVISION                     (568,904)           85,067

PROVISION FOR INCOME TAXES                                 --                --
                                                 ------------      ------------

NET LOSS FROM CONTINUING OPERATIONS                  (568,904)           85,067
                                                 ------------      ------------

NET INCOME (LOSS)                                $   (568,904)     $     85,067
                                                 ============      ============

PREFERRED DIVIDENDS                                   108,785                --

NET LOSS TO COMMON STOCKHOLDERS                  $   (677,689)     $     85,067
                                                 ============      ============

NET INCOME PER SHARE:
  BASIC                                                 (0.05)             0.01
                                                 ============      ============
  DILUTED                                               (0.05)             0.01
                                                 ============      ============

NUMBER OF SHARES USED IN COMPUTATION:
  BASIC                                            14,438,790        13,312,654
                                                 ============      ============
  DILUTED                                          14,438,790        14,772,654
                                                 ============      ============

See notes to financial statements

            ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               Three months ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                            2000                1999
                                                                         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                   $  (568,904)       $(2,104,246)
                                                                         -----------        -----------
     Adjustments to reconcile net income (loss) to net cash used in
         Operating activities:
               Depreciation                                                   52,346            150,708
               Amortization                                                  128,515            123,469
               Stock based compensation                                       10,295             89,920
               Accounts receivable                                           159,576            294,976
               Other current assets                                               --             33,000
               Deferred tax asset                                                 --                 --
               Accounts payable and accrued expenses                         (48,169)         1,071,788
               Deferred tax liability                                             --                 --
               Deferred revenue                                              108,878             23,141
                                                                         -----------        -----------

NET CASH USED BY OPERATIONS                                                 (157,463)          (317,244)


CASH FLOWS FROM INVESTING ACTIVITIES:
         Cash paid for acquisition                                                --                 --
         Other assets                                                        (52,124)           (45,294)
         Development & purchase of software                                 (136,604)          (814,874)
         Purchase of leasehold improvements & equipment                           --           (198,884)
                                                                         -----------        -----------

NET CASH USED BY INVESTING ACTIVITIES                                       (188,727)        (1,059,052)


CASH PROVIDED BY FINANCING ACTIVITIES:
         Proceeds from sale of common stock                                       --          1,386,813
         Proceeds from option exercises                                           --             25,000
         Cost of purchasing and retiring stock                                    --           (255,000)
         Preferred dividends paid and accrued                                (68,750)          (184,615)
         Purchase of common stock per settlement                                  --           (630,000)
         Debt converted to shares                                                 --             25,000
         Proceeds from sale of preferred stock                                    --            632,700
         Cash received for stock subscription                                     --                 --
         Funds provided by new financing                                     425,000            748,000
         Repayment of debt                                                  (114,000)          (483,357)
         Value of options issued for convertible note                         20,000                 --
                                                                         -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                    262,250          1,264,541
                                                                         -----------        -----------

NET INCREASE (DECREASE) IN CASH                                              (83,940)          (111,755)

CASH - beginning of the period                                               117,667            229,423
                                                                         -----------        -----------

CASH - end of the period                                                 $    33,726        $   117,667
                                                                         ===========        ===========

See notes to financial statements

                       ELECTRONIC BUSINESS SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Electronic Business Services, Inc. f/k/a @ebs, inc. f/k/a Triangle Imaging Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair representation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.   EARNINGS PER SHARE

     Basic earnings per share are computed on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result.

3.   STOCKHOLDERS' EQUITY

     During the quarter ended March 31, 2000, the Company issued 2,200 shares of Series E Convertible Redeemable Preferred Stock, $1,000 par value ("Series E Preferred Stock"), in a private placement of the Company's securities in connection with a $500,000 line of credit transaction entered into with Waterside Capital Corporation ("Waterside"). In connection with the same transaction, the Company cancelled 1,500 shares of Series C Redeemable Preferred Stock and 700 shares of Series D Convertible Redeemable Preferred Stock Common Stock held by Waterside. Each share of Series E Preferred Stock is convertible, subject to certain conditions, into 5,000 shares of Company common stock, $.001 par value. The principal balance of the line of credit from time to time outstanding may also be converted by Waterside into shares of Company common stock, subject to certain limitations, at a rate of one share of common stock for each $.20 of debt outstanding under the line of credit. The accrued and unpaid dividends due to Waterside on the canceled shares of Series C Preferred Stock and Series D Preferred Stock, as well as any accrued and unpaid dividends that may become due to Waterside on the Series E Preferred Stock, are also convertible into shares of common stock at the rate of one share of common stock for each $.20 of accrued and unpaid dividends so converted. In addition, the Company granted to Waterside common stock purchase warrants to purchase 30,000 shares of common stock for $.20 per share. The stock purchase warrants are exercisable for a period of 10 years from the date of issuance.

4.   PREFERRED DIVIDENDS

     The Series E Preferred Stock issued to Waterside accrues dividends at the rate of 12.5% per year payable quarterly. During the quarter ended March 31, 2000, the Company recorded a charge of $68,750 for Preferred Dividends accrued for the Series E Preferred Stock. The dividends first became due and payable on April 15, 2000 and have not been satisfied by the Company as of the date of this report.

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operation should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and orstatements that may be made by the Company or by officers, directors, or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates", or "plans" to be uncertain forward-looking statements. The forward looking statements contained herein are also subject generally to other risk and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

The following table sets forth information on operations for the periods indicated:

                                          PERCENTAGE OF NET REVENUES
                                               THREE MONTHS ENDED
                                                    MARCH 31

CONSOLIDATED

                                           2000                       1999

                                       $            %             $          %
                                   ----------     ----        ----------    ---
Net Sales                          $  877,817      100%       $2,091,079    100%
Cost of Sales                      $  534,035       61%       $  679,787     33%
Operating Expenses                 $  876,943      100%       $1,255,663     60%
Income from Operations             $ (533,161)     -61%       $  155,629      7%
Interest Expense                   $   35,743        4%       $   70,562      3%
Income Before Income Taxes         $ (568,904)     -65%       $   85,066      4%
Net Income                         $ (568,904)     -65%       $   85,066      4%

By Segment:

                                          PERCENTAGE OF NET REVENUES
                                               THREE MONTHS ENDED
                                                    MARCH 31

ENGINEERED BUSINESS SYSTEMS

                                           2000                       1999

                                       $            %             $          %
                                   ----------     ----        ----------    ---
Net Sales                          $  572,265      100%       $1,677,999    100%
Cost of Sales                      $  341,191       60%       $  334,754     20%


QUICK CREDIT CORPORATION

Net Sales                          $  305,552      100%       $  413,080    100%
Cost of Sales                      $  185,345       61%       $  345,033     84%



                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,2000 VS. THREE MONTHS ENDED MARCH 31,1999

CONSOLIDATED

Sales for the three months ended March 31, 2000 were approximately $877,817 or a decrease of 58% from the $2,091,079 in sales for the period ended March 31, 1999. The decrease in sales is due to several factors including a significant rise in mortgage interest rates which reduced the sales of credit reports associated with home refinances, continued consolidation within the Company's wholesale credit client base, and a resistance of clients to install new software applications.

Cost of sales as a percentage of sales increased 28% , from 33% to 61%, for the period ended March 31, 2000. This is primarily a result of the lack of software sales which have a lower cost as a percentage of revenue. Gross profit as a percentage of revenue has decreased from 67% to 39% for the same reason as stated above.

Selling, general and administrative (SG&A) expenses decreased by 42% from $1,155,316 during the period ending March 31,1999 to $671,578 during the same period in 2000.

Research and Development expense was $133,881 during the first quarter 2000, an increase of $71,244 from the same period in 1999.

The loss from operations for the quarter ending March 31, 2000 was $533,161, which represents a difference of $688,790 from the income from operations of

$155,629 for the quarter ending March 31, 1999 for the reasons as stated above. Net income was $(568,904) for the period ended March 31, 2000 compared to $85,067 for the three months ended March 31, 1999.

At March 31, 2000, the Company had working capital of $(3,943,319) as compared to working capital of $(549,648) March 31, 1999.

ENGINEERED BUSINESS SYSTEMS:

Sales for Engineered Business Systems, Inc. accounted for $572,265 or 65% of the Company's total revenue for the period ending March 31,2000 as compared to $1,677,999 or 80% of the Company's total revenue in the first quarter of 1999. The revenue mix for the first quarter ended March 31,2000 from the ACES product line, the CRIS product line, annual software maintenance contracts, technical support revenues, revenues generated on a transactional per report basis and monthly software rental programs ("Recurring Revenue") (58%), outsourcing services (34%), software sales (7%), and consulting services (1%). Cost of sales as a percentage of revenue increased from 20% in the first quarter 1999 to 60% in the first quarter of 1999.

QUICK CREDIT CORPORATION

Sales accounted for $305,552 or 35% of the Company's total revenue for the period ending March 31,2000 as compared to $413,080 or 20% of the Company's total revenue in the first quarter of 1999. Sales for the period ending March 31, 2000 included $19,669 of sales associated with the Credit Guardian products. Cost of sales as a percentage of revenue decreased by 23% to 61% during the quarter compared to 84% during the same period 1999. Gross margin were 39% for the period ending March 31,2000 compared to 16% for the same period 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital and capital expenditures requirements with cash provided from operations, the private sale of the Company's capital stock and debt financing. In first quarter of 2000 the primary source of cash receipts was from payments for software and services and private placement of debt and equity securities.

On January 27, 2000, the Company and QuickCREDIT Corp. ("QCC") entered into a line of credit transaction with Waterside Capital Corporation. The purpose of the line of credit is to provide the Company and QCC with working capital, to fund the prosecution of QCC's claims against Interfinancial Services Corp. for breach of contract and to cover the cost of registration with the Securities and Exchange Commission of certain warrants and shares of Company common stock. The line of credit is evidenced by a promissory note that provides that the Company and QCC may from time to time request advances of principal under the note up to an aggregate maximum of $500,000. The Company and QCC do not have the right to re-borrow funds that have been previously advanced and repaid under the note. The unpaid principal balance of the note bears interest at the annual rate of twelve and one-half percent (12 1/2%) until all sums due under the note are paid in full. The Company is obligated to pay to Waterside interest only payments under the note with the first payment of interest due on August 1, 2000, and on the first day of each month thereafter until all sums due under the note are paid in full. If the note is not earlier repaid, the entire unpaid principal balance, all accrued and unpaid interest and any other sums due under the note must be paid in full by the Company on or before December 31, 2005. In addition, the note provides that the outstanding balance of the note may be converted into shares of Company common stock at any time after April 28, 2000 and prior to the payment of the outstanding balance of the note. The initial conversion rate is one share of common stock for each $.20 of the outstanding balance of the note so converted, subject to anti-dilution protection. The line of credit is secured by a second lien position on all of the assets of QCC, and by a pledge of all of the issued and outstanding common shares of QCC. In addition, EBS guaranteed the performance of the Company and QCC under the note.

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

The Company's management believes that cash flows from the issuance of additional equity and debt financing will be required to fund day-to-day operational expenditures, planned expansion and research and development in the immediate future. Management estimates the future spending for operations, research and development and the repayment of trade payables and other current obligations of the Company will require additional debt or equity financing. FAILURE TO OBTAIN SUCH FINANCING WILL HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY AND ITS PROSPECTS.

At March 31, 2000 the Company had negative working capital of $(3,943,319) as compared to negative working capital of $ (549,648) at March 30,1999. The reduction in working capital is primarily due to an increase in current liabilities of which the following represent the significant items: (i) $1,565,073 in accounts payable (ii) Notes Payable Subject to Puts of $630,000 with the former shareholders of Credit Bureau Services, Inc. (iii) in April 1999, the Company incurred a liability in connection with the settlement with the Company's former Chairman and Chief Executive Officer of $468,000 of which $156,000 is classified as a Current Liability, (iv) promisory notes of $225,000 to shareholders (v) a note payable to the former shareholders of Engineered Business Systems, Inc. has a principal balance of $350,000 as of March 31, 2000
(vi) accrued expenses of $580,256 (vii) deferred revenue of $435,439. (viii) a note payable to Waterside Capital in connection with a line of credit transaction having a balance in excess of $400,000 and (ix) a $51,142 note resulting from a conversion of Puts Payable.

INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in the cost of supplies and services, or other operating costs, could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On March 23, 1999, QCC and Interfinancial Services entered into a Joint Product Sales and Marketing Agreement pursuant to which QCC was obligated to develop and provide two new consumer products, a credit monitoring product and a card registration product, and Interfinancial Services was to market and sell such products. On November 24, 1999, QCC terminated its agreement with Interfinancial Services Corp. due to the alleged failure of Interfinancial Services Corp. to perform its material obligations under such contract despite full and timely performance by QCC. Particularly, Interfinancial Services Corp. was obligated under the agreement to, among other things, design and prepare certain marketing and sales materials, to establish a telemarketing sales effort, to undertake general marketing of the products and to introduce and market the products to Interfinancial Services Corp.'s institutional clients. At the time of termination, QCC demanded payment under section 17 of the agreement which entitles QCC to recover certain incremental expenses incurred in the furtherance of its obligations under the contract. QCC currently believes the amount of damages to which it is entitled under the agreement is in excess of $1.3 million. QCC demanded arbitration in accordance with the terms of the agreement on February 2, 2000 after failing to reach an amicable resolution of the dispute with Interfinancial Services Corp. On April 11, 2000, QCC and ISC attempted unsuccessfully to mediate the dispute at a mediation held in Atlanta, Georgia. The Company anticipates that this matter will proceed to arbitration in July of 2000. QCC has received substantial funding from Waterside Capital Corporation to be used to fund the prosecution of its claims against Interfinancial Services Corp.

On January 25, 2000, Florcor I Limited Partnership, the Company's landlord, filed a lawsuit against the Company styled FLORCOR I LIMITED PARTNERSHIP, ET AL.
V. @EBS, INC. F/K/A TRIANGLE IMAGING GROUP, INC. in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, seeking recovery of damages due from alleged nonpayment of rent and certain other charges allegedly due under a lease agreement between the parties and seeking eviction of the Company from its principal corporate offices. On February 1, 2000, the Company paid the entire amount due to the landlord for past due rent and other charges that were not in dispute between the parties, leaving in dispute two months of base rent. On March 3, 2000, the Company entered into a settlement agreement with the landlord pursuant to which the Company agreed to pay approximately $14,000 (equal to approximately 2/3 of one month of base rent) in two equal payments due on April 1, 2000 and May 1, 2000. Pursuant to the settlement agreement, the landlord agreed to dismiss the lawsuit with prejudice, provided that the landlord retained the right to obtain an immediate eviction of the Company, without opportunity for a hearing, if the Company failed to make either the April 1st or May 1st payments (along with the rent due on such dates) on time or during the applicable grace period. The Company timely delivered the April 1st and May 1st payments and the suit was dismissed with prejudice on May 16, 2000.

On January 20, 2000, the former shareholder of Florida Credit Bureau, Inc., a credit reporting bureau acquired by QuickCREDIT Corp. in May 1998, filed a lawsuit against the Company styled HOWARD M. WATCH V. TRIANGLE IMAGING GROUP, INC. in the Circuit Court in and for Orange County, Florida seeking collection of approximately $52,000 plus costs and expenses allegedly due under a letter agreement and promissory note dated July 22, 1999 and June 4, 1999, respectively. The letter agreement and note were entered into by the parties to restructure the Company's obligation to repurchase 50,000 shares of Company common stock at a purchase price of $3.00 per share pursuant to the acquisition agreement entered into by the parties at the time of the acquisition of Mr. Watch's business by QCC. The letter agreement required that the Company deliver to Mr. Watch payment of $51,000 on or before July 23, 1999 with the balance of

$100,000 due in six equal monthly installments beginning September 1, 1999. The Company's obligation to pay the $100,000 was evidenced by a promissory note in that original principal amount providing for interest of 8% per annum beginning June 4, 1999. The complaint alleges the Company failed to make all payments due under the note. In consideration for restructuring the obligation, Mr. Watch was permitted to keep 20,000 shares of common stock under the terms of the letter agreement with that number to increase to 30,000 shares if the Company did not prepay the note on or before September 1, 1999. Upon receipt of the complaint in the lawsuit, the Company challenged the plaintiff's choice of venue and was successful in having the case transferred to Broward County, Florida where the suit is currently pending.

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

Item 2. Changes in Securities and Use of Proceeds

In connection with an agreement to establish a line of credit entered into on January 27, 2000, Waterside Capital Corporation ("Waterside") and the Company agreed to (i) cancel the 1,500 shares of Series C Preferred Stock and the 700 shares of Series D Preferred Stock of the Company owned by Waterside, constituting all outstanding shares of each such class, and (ii) to issue to Waterside in exchange therefor 2,200 shares of a new class of preferred stock designated Series E Convertible Redeemable Preferred Stock pursuant to the limited offering exemption available under Section 4(2) of the Securities Act of 1933. See "Liquidity and Capital Resources." The Series E Preferred Stock has substantially the same rights and preferences as the cancelled shares of Series C Preferred Stock and Series D Preferred Stock except that the shares of Series E Preferred Stock are convertible into shares of Company common stock, subject to certain limitations, at the rate of 5,000 shares of common stock for each converted share of Series E Preferred Stock. In addition, cancellation of the shares of Series D Preferred Stock terminated the right of Waterside to cause Mr. Fischer to have repurchase such shares in the event the Company was unable to do so. The accrued and unpaid dividends due to Waterside on the canceled shares of Series C Preferred Stock and Series D Preferred Stock, as well as any accrued and unpaid dividends that may become due to Waterside on the Series E Preferred Stock, are also convertible into shares of common stock at the rate of one share of Common Stock for each $.20 of accrued and unpaid dividends so converted. In addition, the Company granted to Waterside Common Stock purchase warrants to purchase 30,000 shares of Common Stock for $.20 per share. The stock purchase warrants are exercisable for a period of 10 years from the date of issuance. In connection with the transaction, the Company agreed to register for resale with the Securities and Exchange Commission all of the shares of restricted common stock owned by Waterside as of the date of the agreement and all shares of common stock issuable upon conversion of the Series E Preferred Stock, conversion of the accrued and unpaid dividends on the Series E Preferred Stock, conversion of the note and the exercise of the common stock purchase warrants.

Item 3.  Defaults Upon Senior Securities

In December 1996, the Company paid an aggregate purchase price of $2,620,915 to acquire 760 shares of EBS common stock, or 95% of the total number of shares of EBS common stock outstanding. The purchase price included the payment of $896,000 in cash, 500,000 shares of Company common stock and a promissory note in the principal amount of $1,600,000. The note, in its original form, (i) bore interest at the prime rate per annum (but no less than 8% and no more than 9% per annum), (ii) was payable monthly, (iii) was secured by all assets of the Company and EBS, and (iv) required a balloon payment of the balance of the note on February 1, 2000. In December 1997, the Company acquired 40 shares of EBS Common Stock (the remaining 5% of shares outstanding) for an aggregate purchase price of $153,250. In October 1998, the Company made an additional principal payment of $375,000 to reduce the balance of the note incident to certain capital raising activities of the Company as required by the agreements ancillary to the purchase by the Company of the EBS Common Stock. Effective January 31, 2000, the Company entered into a Promissory Note Extension and Modification Agreement with the note holders which agreement (i) modified the Company's obligation to pay the $400,000 balloon payment due on February 1, 2000 by dividing such payment into 8 equal consecutive monthly installments of principal plus interest with the first installment due February 1, 2000 and (ii) increased the interest rate applicable to the loan to 21% per annum. The Company satisfied the first payment obligation under the Promissory Note Extension and Modification Agreement and has not delivered any other payments thereunder. The current amount due the note holders is in excess of $350,000 plus interest and other charges.

The Series E Preferred Stock issued to Waterside accrues dividends at the rate of 12.5% per year payable quarterly. During the quarter ended March 31, 2000, the Company recorded a charge of $68,750 for Preferred Dividends accrued for the Series E Preferred Stock. The dividends first became due and payable on April 15, 2000 and have not been satisfied by the Company as of the date of this report.

Item 6. Exhibits and Reports on Form 8-K

     A. Exhibits

     None.

     B. Reports on Form 8-K

     Current Report on Form 8-K dated February 22, 2000, Item 4.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ELECTRONIC BUSINESS SERVICES, INC.



Dated: May 22, 2000             By: /s/ HAROLD S. FISCHER
                                    ---------------------------------------
                                        Harold S. Fischer, President, Chief
                                        Executive Officer and Director