Form 10QSB
period 2000-06-30
ELECTRONIC BUSINESS SERVICES INC
filed 2000-08-18
CIK 764763

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                        Commission file number: 2-96392-A

                       ELECTRONIC BUSINESS SERVICES, INC.

               f/k/a @ebs, inc. f/k/a TRIANGLE IMAGING GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Florida                                               59-2493183
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


            1800 NW 49Th Street, Suite 100, Ft. Lauderdale, FL 33309
            --------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

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

     Yes [X]     No[ ]

     The number of shares of registrant's Common Stock, $.001 par value, outstanding as of August 15, 2000 was 14,004,144 shares.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I -  FINANCIAL INFORMATION:

     Item 1. Financial Statements

          Consolidated Balance Sheet -
               June 30, 2000..........................................       3

          Consolidated Statement of Operations -

          For the Six and Three Months Ended
               June 30, 2000 and 1999.................................       5

          Consolidated Statement of Cash Flows-

          For the Six and Three Months Ended
               June 30, 2000 and 1999.................................       6

          Notes to Financial Statements...............................       7

     Item 2. Management's Discussion and Analysis.....................       8

PART II - OTHER INFORMATION...........................................      14

SIGNATURES............................................................      17

                         PART 1 - FINANCIAL INFORMATION

                          Item 1. Financial Statements


               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
               ---------------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                   (Unaudited)
                                   -----------

                                     ASSETS
                                     ------

                                                                   June 30, 2000
                                                                   -------------

CURRENT ASSETS
    Cash and cash equivalents                                        $   27,566
    Accounts receivable, net of allowance of    $ (147,136)             253,344
    Other current assets                                                 13,177

        TOTAL CURRENT ASSETS                                            294,087

EQUIPMENT, LEASEHOLD IMPROVEMENTS & SOFTWARE,                         1,262,336
    net of accumulated depreciation and
    amortization of $2,390,161

GOODWILL, net of accumulated amortization of $377,327                 1,815,895

OTHER ASSETS                                                            144,101

                                                                     $3,516,418
                                                                     ==========

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                -------------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                   (Unaudited)
                                   -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                                 June 30, 2000
                                                                 -------------

CURRENT LIABILITIES
    Accounts payable                                              $ 1,644,067
    Accured expenses                                                  642,591
    Customer deposits                                                 162,679
    Deferred revenue                                                  375,736
    Current portion - related party payable                           331,000
    Notes payable                                                     991,957
    Current portion - QCC puts payable                                630,000

        TOTAL CURRENT LIABILITIES                                   4,778,030

NOTES PAYABLE SUBJECT TO PUTS                                         600,000

LONG TERM DEBT - RELATED PARTY                                        186,000

PREFERRED STOCK, Class E $1,000 par value, 12.5% cumulative         1,650,311
    2,200 shares issued, redemption value $2,200,000

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.001 par value, authorized 50,000,000 issued        14,004
        and 14,004,144 outstanding

    Additional paid-in capital                                      6,652,536
    Accumulated deficit                                            (9,113,763)
    Common Stock Subject to Puts                                   (1,230,000)
    Deferred compensation                                             (20,700)

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (3,697,923)


                                                                  $ 3,516,418
                                                                  ===========

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
               ---------------------------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                   (Unaudited)

                                                   Three months    Three months     Six months      Six months
                                                      ended           ended           ended           ended
                                                     June 30,        June 30,        June 30,        June 30,
                                                       2000            1999            2000            1999
                                                       ----            ----            ----            ----

SALES                                              $    915,258    $  1,799,758    $  1,793,075    $  3,890,837

COST OF SALES                                           672,812         984,029       1,206,848       1,663,816
                                                   ------------    ------------    ------------    ------------

GROSS PROFIT                                            242,446         815,729         586,227       2,227,021

EXPENSES
    Selling, general and administrative expenses        684,012         891,440       1,355,590       2,044,896

    Product Development                                 113,002         450,280         246,884         512,917

    Stock based compensation expense                     10,295          10,295          20,590          20,590

    Amortization expense and goodwill write-off          36,552          42,329          73,104          71,467

    Litigation expenses                                  64,410              --          89,047              --

    Gains from Settlement of Lawsuit                         --        (212,000)             --        (212,000)
                                                   ------------    ------------    ------------    ------------

        Total expenses                                  908,272       1,182,343       1,785,215       2,437,870
                                                   ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                   (665,826)       (366,614)     (1,198,987)       (210,849)


OTHER INCOME AND (EXPENSE):

    Interest expense, net                               (53,032)        (56,865)        (88,775)       (127,564)

    Other Income                                             --              --              --              --
                                                   ------------    ------------    ------------    ------------

        Total other income and expenses                 (53,032)        (56,865)        (88,775)       (127,564)
                                                   ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAX PROVISION                       (718,858)       (423,479)     (1,287,763)       (338,413)


PROVISION FOR INCOME TAXES                                   --              --              --              --
                                                   ------------    ------------    ------------    ------------

NET LOSS FROM CONTINUING OPERATIONS                    (718,858)       (423,479)     (1,287,763)       (338,413)


NET INCOME (LOSS)                                  $   (718,858)   $   (423,479)   $ (1,287,763)   $   (338,413)

PREFERRED DIVIDENDS                                     108,785              --         217,569              --

NET LOSS TO COMMON STOCKHOLDERS                    $   (827,643)   $   (423,479)   $ (1,505,332)   $   (338,413)


NET INCOME PER SHARE:
    BASIC                                                 (0.06)          (0.03)          (0.11)          (0.03)
    DILUTED                                               (0.06)          (0.03)          (0.11)          (0.03)

NUMBER OF SHARES USED IN COMPUTATION:
    BASIC                                            14,044,144      13,660,290      14,044,144      13,486,472
    DILUTED                                          14,044,144      13,660,290      14,044,144      13,486,472

                        See Notes to Financial Statements

              ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
              ----------------------------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                   (Unaudited)

                                                                           Six months ended
                                                                                June 30,
                                                                      --------------------------
                                                                          2000           1999
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                $(1,287,763)   $  (338,413)
                                                                      -----------    -----------
     Adjustments to reconcile net income (loss) to net cash used in
         Operating activities:
               Depreciation                                               104,692         59,262
               Amortization                                               387,813         69,744
               Stock based compensation                                    20,590         20,590
               Accounts receivable                                        258,921       (192,119)
               Other current assets                                            --        (60,601)
               Accounts payable and accrued expenses                      255,839        (42,058)
               Deferred revenue                                            49,175          6,885
               Gains from settlement of lawsuit                                --       (212,000)
                                                                      -----------    -----------
NET CASH USED BY OPERATIONS                                              (210,733)      (688,710)


CASH FLOWS FROM INVESTING ACTIVITIES:
         Other assets                                                     (13,405)            --
         Development & purchase of software                              (217,778)            --
         Purchase of leasehold improvements & equipment                        --       (180,519)
                                                                      -----------    -----------
NET CASH USED BY INVESTING ACTIVITIES                                    (231,183)      (180,519)


CASH PROVIDED BY FINANCING ACTIVITIES:
         Proceeds from sale of common stock                                    --      1,020,813
         Preferred dividends paid and accrued                            (137,500)            --
         Proceeds from sale of preferred stock                                 --        632,700
         Cash received for stock subscription                                  --             --
         Funds provided by new financing                                  615,814             --
         Repayment of debt                                               (146,500)      (175,000)
         Payment of note payable subject to puts                                         (52,500)
         Value of options issued for convertible note                      20,000             --
                                                                      -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 351,814      1,426,013
                                                                      -----------    -----------
NET INCREASE (DECREASE) IN CASH                                           (90,102)       556,784

CASH - beginning of the period                                            117,667        229,423
                                                                      -----------    -----------
CASH - end of the period                                              $    27,566    $   786,208
                                                                      ===========    ===========

               See notes to financial statements

ELECTRONIC BUSINESS SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of @ebs, inc. f/k/a Triangle Imaging Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair representation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.   EARNINGS PER SHARE

     Basic earnings per share are computed on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result.

3.   PREFERRED DIVIDENDS

     The Series E Preferred Stock issued to Waterside accrues dividends at the rate of 12.5% per year payable quarterly. During the quarter ended June 30, 2000, the Company recorded a charge of $68,750 for Preferred Dividends accrued for the Series E Preferred Stock. The dividends first became due and payable on July 15, 2000 and have not been satisfied by the Company as of the date of this report.

4.   GOING CONCERN

     The financial statements have been prepared assuming the Company will continue as a going concern. The Company is in default on several of its debt obligations and several lawsuits have been filed on these matters. The Company intends to raise additional debt or equity in the near future to enable the Company to continue operations.

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

The following table sets forth information on operations for the periods indicated:

                                                                  PERCENTAGE OF NET REVENUES

                                   Three months ended     Three months ended      Six months ended      Six months ended
                                        30-Jun-00              30-Jun-99              30-Jun-00             30-Jun-99
                                         $         %            $         %            $        %            $         %
                                   -------------------    -------------------    ------------------    -------------------
Net Sales                          $   915,258    100%    $ 1,799,758    100%    $ 1,793,075   100%    $ 3,890,837    100%
Cost of Sales                      $   672,812     74%    $   984,029     55%    $ 1,206,848    67%    $ 1,663,816     43%
Operating Exenses                  $   908,272     99%    $ 1,182,343     66%    $ 1,785,215   100%    $ 2,437,870     63%
Income from Operations             $  (665,826)   -73%    $  (366,614)   -20%    $(1,198,987)  -67%    $  (210,849)    -5%
Earnings (Loss) on Common Shares   $  (827,643)   -90%    $  (423,479)   -24%    $(1,505,332)  -84%    $  (338,413)    -9%



ENGINEERED BUSINESS SYSTEMS        Three months ended     Three months ended      Six months ended      Six months ended
                                        30-Jun-00              30-Jun-99              30-Jun-00             30-Jun-99
                                         $         %            $         %            $        %            $         %
                                   -------------------    -------------------    ------------------    -------------------
Net Sales                          $   415,425    100%    $ 1,410,739    100%    $   987,690   100%    $ 3,088,738    100%
Cost of Sales                      $   286,461     69%    $   695,176     49%    $   627,652    64%    $ 1,029,930     33%



QUICK CREDIT CORPORATION           Three months ended     Three months ended      Six months ended      Six months ended
                                        30-Jun-00              30-Jun-99              30-Jun-00             30-Jun-99
                                         $         %            $         %            $        %            $         %
                                   -------------------    -------------------    ------------------    -------------------
Net Sales                          $   499,834    100%    $   389,019    100%    $   805,385   100%    $   802,100    100%
Cost of Sales                      $   378,851     76%    $   278,853     72%    $   564,196    70%    $   623,886     78%

THREE MONTHS ENDED JUNE 30,2000 VS. THREE MONTHS ENDED JUNE 30,1999

CONSOLIDATED

Sales for the three months ended June 30, 2000 were $915,258 or a decrease of 49% from the $1,799,758 in sales for the same period ended June 30, 1999. The decrease in sales is due to several factors including the current high level in residential mortgage interest rates which resulted in a reduction of the volume of credit reports associated with home mortgage originations and mortgage refinancings, continued consolidation within the Company's wholesale credit client base, and a resistance of clients to install new software applications. Cost of sales as a percentage of sales increased 19%, from 55% for the quarter ended June 30, 1999 to 74% for the quarter ended June 30, 2000. The increase is primarily a result of a shift in revenue from the more profitable Engineered Business Systems products to QuickCredit products which have a higher cost as a percentage of revenue. Gross profit as a percentage of revenue has decreased from 45% for the second quarter of 1999 to 39% for the second quarter of 2000.

Selling, general and administrative ("SG&A") expenses were $748,422 for the quarter ended June 30, 2000 representing a decrease of 16% over SG&A expenses of $891,440 for the quarter ended June 30, 1999. This decrease in SG&A is due to continued efforts to downsize the organization. Included in the SG&A is a $63,229 charge to Bad Debt to increase the Allowance for Bad Debt to $147,136. This allowance includes a specific provision for three deficient accounts which total $105,170.

The Company had approximately 43 employees at the end of the period June 30, 2000 compared to approximately 80 employees at the same period 1999. The effects of the downsizing has allowed us to consolidate our Fort Lauderdale office space which was completed in early July 2000. The Company will occupy approximately one-third of the previous office space.

Development expenses during the quarter were $113,002 compared with $450,280 or the same period in 1999.

Non-cash imputed compensation of $10,295 remained the same for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999.

Amortization of goodwill was $36,552 for the three months ended June 30, 2000 compared to $42,329 for the three months ended June 30, 1999, a decrease of $5,777. The decrease in the amortization of goodwill is a result of a goodwill adjustment that was made in December 1998 in connection with the revaluation of the credit bureaus acquired by QCC in April and May of 1998.

The loss from operations for the quarter ended June 30, 2000 was $665,826 which represents a increase of $299,212 from the loss from operations of $366,614 for the quarter ended June 30, 1999 for the reasons stated above. Net income was ($718,858) for the three months ended June 30, 2000, compared to ($423,479) for the same period in 1999.

ENGINEERED BUSINESS SYSTEMS, INC.

Sales for Engineered Business Systems accounted for $415,425 or 45% of the Company's total revenue for the quarter ended June 30, 2000 compared to $1,410,737 or 78% of the Company's total revenue for the quarter ended June 30, 1999. The revenue decrease was a result of the continued decline of the revenue generated from all product lines.

The revenue mix for the quarter ended June 30, 2000 was comprised of recurring revenue from the ACES product line, the CRIS product line, annual software maintenance contracts, technical support revenues, revenues generated on a transactional per report basis and monthly software rental programs ("Recurring Revenue") (65%), outsourcing services (31%), software sales (0%) and consulting services (4%). The comparable revenue mix for the quarter ended June 30, 1999 was Recurring Revenue (41%), outsourcing services (45%), software sales (11%), Hardware (1%), and consulting services (2%). Cost of sales as a percentage of revenue increased from 49% for the quarter ended June 30, 1999 to 69% for the quarter ended June 30, 2000. The Company's resulting gross margins for all products and services for the quarter ended June 30, 2000 was 31% compared to 51% for the quarter ended June 30, 1999.

QUICKCREDIT CORP.

Total revenues for the three months ended June 30, 2000 were $499,832 compared to $389,019 for the same period in 1999. The 13% increase in revenue from period to period was primarily due to revenues generated by Credit Services Products which accounted for 57% of QCC's revenue during the period compared to 0% during the same period in 1999. Revenue was down 45% on the traditional retail products due to the high level in residential mortgage interest rates which resulted in a reduction of the volume of credit reports associated with home mortgage originations and mortgage refinancings. Cost of sales during the second quarter of 2000 was $378,851 36% higher than cost of sales of $278,853 that was recorded during the same period in 1999. Gross profit as a percentage of revenues were 24% for the three months ended June 30, 2000 compared to 28% for the three month period ending June 30, 1999.

SIX MONTHS ENDED JUNE 30,2000 VS. SIX MONTHS ENDED JUNE 30,1999

CONSOLIDATED

Sales for the six months ended June 30,2000 were 1,793,075 or 54% lower than sales of $3,890,837 for the six month period ended June 30, 1999. The decrease in sales was primarily due to the high level of interest rates that has caused a reduction across all product lines within EBS. Sales within QCC remained flat due to the credit service products that offset reductions in the retail business. Cost of sales as a percentage of sales increased 27% for the six months ended June 30, 2000 from 43% to 67%.

SG&A for the six months ended June 30, was $1,444,637 compared to $2,044,896 for the same period in 1999. Development costs decreased from $512,917 during the same period in 1999 to $246,884 during the same period 2000.

Non-cash imputed compensation of $20,590 was the same for both periods.

Amortization of goodwill was $71,467 for the six month period ended June 30, 1999 compared to $73,104 for the six month period ended June 30, 2000, an decrease of $1,637.

The loss from operations for the six month period ended June 30, 2000 was $1,198,987 which represents a difference of $988,138 from the loss from operations of $210,849 for the six months ended June 30, 1999. Net income was ($1,287,763) for the six month period ended June 30, 2000, compared to ($338,413) for the same period in 1999 for the reasons stated above.

ENGINEERED BUSINESS SYSTEMS, INC.

Sales for Engineered Business Systems accounted for $987,690 or 55% of the Company's total revenue for six month period ended June 30, 2000 compared to $3,088,738 or 79% of the Company's total revenue for the same period ended June 30, 1999. The revenue decrease of $2,101,048 or 68%, was a result of the continued decline of the revenue generated from all products. High interest rates which have caused a reduction in the residential mortgage refinancing market have accelerated the pace of this decline

The revenue mix for the six month period ended June 30, 2000 was comprised of recurring revenue from the ACES product line, the CRIS product line, annual software maintenance contracts, technical support revenues, revenues generated on a transactional per report basis and monthly software rental programs ("Recurring Revenue") (61%), outsourcing services (33%), software sales (3%), hardware (1%) and consulting services (2%). The comparable revenue mix for the six month period ended June 30, 1999 was Recurring Revenue (38%), outsourcing services (40%), software sales (16%), Hardware (1%), and consulting services (5%).

Cost of sales as a percentage of revenue increased from 33% for the six month period ended June 30, 1999 to 64% for the same period ended June 30, 2000.

QUICKCREDIT CORP.

Total revenues for the six month period ended June 30, 2000 were $805,385 compared to $802,100 for the same period in 1999. Revenue generated from our new credit services products was $305,735 during the period compared to $0 for the same period in 1999. This new revenue stream offset a reduction in the traditional retail products of $302,450 from $802,100 during the period in 1999 to $499,650 during the same period in 2000.

Cost of sales during the six month period ended June 30, 2000 were $564,196 compared to $623,886 during the same period in 1999. Gross profit as a percentage of revenues was 30% for the six month period ended June 30, 2000 compared to 22% for the six month period ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its working capital and capital expenditures requirements with cash provided from operations, the private sale of the Company's capital stock and debt financing. In the second quarter of 2000 the primary source of cash receipts was from payments from customers for product and services. THESE FUNDS HAVE NOT BEEN SUFFICIENT TO MEET CURRENT AND PRIOR OBLIGATIONS TO CREDITORS AND AS MENTIONED IN PRIOR FILINGS ADDITIONAL FUNDS MUST BE SECURED IN ORDER FOR THE COMPANY TO CONTINUE OPERATIONS.

On April 26, 2000, Harold S. Fischer made a bridge loan to the Company in the amount of $25,000. The loan is evidenced by a promissory note bearing interest at the annual rate of ten percent (10%) until all sums due under this note are paid in full. If not sooner paid, the entire unpaid principal balance, all accrued and unpaid interest and any other sums due under the note are due and payable on the earlier to occur of September 14, 2000 or any event of default of the terms of the note. Among the events of default that trigger repayment of the note is the removal of Harold S. Fischer from the position of President or Chief Executive Officer of the Company or as a director of the Company.

On May 15, 2000, Harold S. Fischer's daughter made a bridge loan to the Company in the amount of $75,000. The loan is evidenced by a promissory note bearing interest at the annual rate of ten percent (10%) until all sums due under this note are paid in full. If not sooner paid, the entire unpaid principal balance, all accrued and unpaid interest and any other sums due under the note are due and payable on the earlier to occur of September 14, 2000 or any event of default of the terms of the note. Among the events of default that trigger repayment of the note is the removal of Harold S. Fischer from the position of President or Chief Executive Officer of the Company or as a director of the Company.

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

At June 30, 2000 the Company had negative working capital of $(4,483,943) as compared to negative working capital of $ (446,711) at June 30,1999. The reduction in working capital is primarily due to an increase in current liabilities of which the following represent the significant items: (i) $1,644,067 in accounts payable (ii) Notes Payable Subject to Puts of $630,000 with the former shareholders of Credit Bureau Services, Inc. (iii) in April 1999, the Company incurred a liability in connection with the settlement with the Company's former Chairman and Chief Executive Officer of $468,000 of which $156,000 is classified as a Current Liability, (iv)promissory notes of $325,000 to shareholders (v) a note payable to the former shareholders of Engineered Business Systems, Inc. has a principal balance of $350,000 as of March 31, 2000
(vi) accrued expenses of $645,811(vii)Customer deposits of $159,459 deferred revenue of $375,736. (viii) a note payable to Waterside Capital in connection with a line of credit transaction having a balance in excess of $440,814 and
(ix) a $51,142 note resulting from a conversion of Puts Payable.

INFLATION

The Company does not believe that inflation has had a material adverse effect on sales or income during the past several years. Increases in the cost of supplies and services, or other operating costs, could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

On March 23, 1999, QCC and Interfinancial Services entered into a Joint Product Sales and Marketing Agreement pursuant to which QCC was obligated to develop and provide two new consumer products, a credit monitoring product and a card registration product, and Interfinancial Services was to market and sell such products. On November 24, 1999, QCC terminated its agreement with Interfinancial Services Corp. due to the alleged failure of Interfinancial Services Corp. to perform its material obligations under such contract despite full and timely performance by QCC. Particularly, Interfinancial Services Corp. was obligated under the agreement to, among other things, design and prepare certain marketing and sales materials, to establish a telemarketing sales effort, to undertake general marketing of the products and to introduce and market the products to Interfinancial Services Corp.'s institutional clients. At the time of termination, QCC demanded payment under section 17 of the agreement which entitles QCC to recover certain incremental expenses incurred in the furtherance of its obligations under the contract. QCC currently believes the amount of damages to which it is entitled under the agreement is in excess of $1.3 million. QCC demanded arbitration in accordance with the terms of the agreement on February 2, 2000 after failing to reach an amicable resolution of the dispute with Interfinancial Services Corp. On April 11, 2000, QCC and ISC attempted unsuccessfully to mediate the dispute at a mediation held in Atlanta, Georgia. The Company anticipates that this matter will proceed to arbitration in July of 2000. QCC has received substantial funding from Waterside Capital Corporation to be used to fund the prosecution of its claims against Interfinancial Services Corp. On August 10th the Company signed an agreement settling the matter. Terms of the settlement can not be disclosed absent a legal obligation to do so . As of this filing we do not have a legal position regarding our disclosure obligation.

On January 20, 2000, the former shareholder of Florida Credit Bureau, Inc., a credit reporting bureau acquired by QuickCREDIT Corp. in May 1998, filed a lawsuit against the Company styled HOWARD M. WATCH V. TRIANGLE IMAGING GROUP, INC. in the Circuit Court in and for Orange County, Florida seeking collection of approximately $52,000 plus costs and expenses allegedly due under a letter agreement and promissory note dated July 22, 1999 and June 4, 1999, respectively. The letter agreement and note were entered into by the parties to restructure the Company's obligation to repurchase 50,000 shares of Company common stock at a purchase price of $3.00 per share pursuant to the acquisition agreement entered into by the parties at the time of the acquisition of Mr. Watch's business by QCC. The letter agreement required that the Company deliver to Mr. Watch payment of $51,000 on or before July 23, 1999 with the balance of $100,000 due in six equal monthly installments beginning September 1, 1999. The Company's obligation to pay the $100,000 was evidenced by a promissory note in that original principal amount providing for interest of 8% per annum beginning June 4, 1999. The complaint alleges the Company failed to make all payments due under the note. In consideration for restructuring the obligation, Mr. Watch was permitted to keep 20,000 shares of common stock under the terms of the letter agreement with that number to increase to 30,000 shares if the Company did not prepay the note on or before September 1, 1999. Upon receipt of the complaint in the lawsuit, the Company challenged the plaintiff's choice of venue and was successful in having the case transferred to Broward County, Florida where the suit is currently pending. This matter has been scheduled for trial in February 2001.

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

On June 22, 2000, Steven P. Namoli and Kim A. Namoli filed a lawsuit against Electronic Business Services, Inc, f/k/a Triangle Imaging Group, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, seeking recovery of payments, interests and costs in excess of $630,000 due under an agreement for the merger of Credit Bureau Services Inc with Triangle.. Upon receipt of the complaint in the lawsuit, the Company has entered a countersuit against the Namoli's for breach of the same contract.

On July 14, 2000, Global Financial Press filed a lawsuit against Triangle Imaging Group, Inc, in the Circuit Court in and for Broward County, Florida, seeking recovery of payments, interests and costs in excess of $19,344.77 for services rendered. On August 15, 2000, the Company responded to their suit with our own filing.

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

Item 4. Recent Events:

On July 14, 2000, Harold S. Fischer made a bridge loan to the Company in the amount of $25,000. The loan is evidenced by a promissory note bearing interest at the annual rate of ten percent (10%) until all sums due under this note are paid in full. If not sooner paid, the entire unpaid principal balance, all accrued and unpaid interest and any other sums due under the note are due and payable on the earlier to occur of September 14, 2000 or any event of default of the terms of the note. Among the events of default that trigger repayment of the note is the removal of Harold S. Fischer from the position of President or Chief Executive Officer of the Company or as a director of the Company.

On August 10th the Company signed an agreement settling the dispute with Interfinancial Services Corp that was schedule for arbitration in August 2000. The Company can not disclose the terms or the amount of the settlement absent a legal obligation to do so . As of this filing the Company does not have a legal position regarding the Company's disclosure obligation.

On the 28th of July the Company was notified by the Eastern District of the United States Bankruptcy Court that Island Mortgage Corp filed a motion for appointment of a Chapter 11 Trustee. Island Mortgage is a customer of QuickCredit Corporation and owes Quick Credit and American Factors (a company that QuickCredit has a factoring agreement with) a total of over $79,000 for services performed. The Company has taken an allowance for bad debt in an equivalent amount and will be working with American Factors to establish the Company's claim in these proceedings.

On August 3, the Company was notified by Alter Asset Management, LLC that rent for the Company's premises in Fort Lauderdale was substantially past due in the amount of $58,016.72 and that they were going to pursue legal remedies to collect same. During the second quarter, an agreement was entered into with the Alter Group to amend our lease reducing floor space in excess of 15,000 sq. feet, which would be leased to another party with events scheduled to take place by July 15, 2000. The other lessor has not accepted obligation for their portion of the rent and likewise the Company has not accepted responsibility for full payment on the original lease, which is pending modification.

On April 30, 1999, the Company entered into a settlement agreement with Vito A. Bellezza, the Company's former Chief Executive Officer and Chairman of the Board of Directors and Judith Bellezza, Mr. Bellezza's wife and a former employee of the Company. One of the stipulations of the agreement requires that the Company pay to Vito Bellezza and/or Judith Bellezza a total of $468,000 over a period of three (3) years and to provide them with health and dental insurance coverage. On June 16th, the Company due to the current financial condition had to suspend payments under this agreement.

On June 5, 2000, Atlantic First filed a lawsuit against Engineered Business Systems in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, seeking recovery of payments, interests and costs in excess of $49,620.00 for services rendered. On August 15, 2000, the Company responded to their suit with our own filing.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ELECTRONIC BUSINESS SERVICES, INC.


Dated: August 15, 2000                   By: /s/ HAROLD S. FISCHER
                                             ---------------------------------
                                             Harold S. Fischer, President, Chief
                                             Executive Officer and Director