Form 10QSB
period 2000-09-30
ELECTRONIC BUSINESS SERVICES INC
filed 2000-11-15
CIK 764763

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended September 30,2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to ________________

                        Commission file number 000-30468


                 @ebs, inc. f/k/a TRIANGLE IMAGING GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

          Florida                                             59-2493183
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

                              1800 N.W. 49th Street
                                    Suite 100
                          Ft. Lauderdale, Florida 33309
                    (Address of principal executive offices)

                                  954-229-5100
                           (Issuer's telephone number)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of September 30, 2000 was 15,473,220 shares.

                            @EBS, INC. AND SUBSIDIARIES

                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                          Number

PART I - FINANCIAL INFORMATION:

   Item 1.  Financial Statements

            Consolidated Balance Sheet - September 30, 2000................. 3-4

            Consolidated Statement of Operations - For the Nine
             and Three Months Ended September 30, 2000 and 1999............... 5

            Consolidated Statement of Cash Flows - For the Nine
             and Three Months Ended September 30, 2000 and 1999............... 6

            Notes to Financial Statements..................................... 7

   Item 2.  Management's Discussion and Analysis.............................. 8

PART II - OTHER INFORMATION................................................... 8

SIGNATURES.................................................................... 9

PART 1 - FINANCIAL INFORMATION

   Item 1. Financial Statements

                           @EBS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                     ASSETS


                                                              September 30, 2000
                                                             -------------------


CURRENT ASSETS
  Cash and cash equivalents                                         $   37,818
  Accounts receivable, net of allowance of $ 35,231                    285,730
  Other current assets                                                  13,177
                                                                  --------------

     TOTAL CURRENT ASSETS                                              336,725

EQUIPMENT, LEASEHOLD IMPROVEMENTS & SOFTWARE,
  net of accumulated depreciation and amortization
    of $2,534,738                                                     1,266,124

GOODWILL, net of accumulated amortization of $413,879                 1,779,342

OTHER ASSETS                                                            154,276
                                                                  --------------

                                                                    $ 3,536,467
                                                                  ==============









                        See notes to financial statements
                                      - 3 -

                           @EBS INC. AND SUBSIDIARIES
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                              September 30, 2000
                                                             -------------------

CURRENT LIABILITIES
  Liabilities not subject to compromise:
     Accounts payable                                               $    70,094
     Accrued expenses                                                    74,125
  Liabilities subject to compromise:
     Accounts payable                                                 1,795,228
     Accrued expenses                                                   520,698
     Customer deposits                                                  148,179
     Deferred revenue                                                   519,462
     Current portion - related party payable                            331,000
     Notes payable                                                      576,089
     Current portion - QCC puts payable                                 630,000
                                                             -------------------

         TOTAL CURRENT LIABILITIES                                    4,664,875


NOTES PAYABLE SUBJECT TO PUTS - subject to compromise                   600,000

LONG TERM DEBT - RELATED PARTY - subject to compromise                  211,000

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, Class E $1,000 par value, 12.5% cumulative
    2,200 shares issued, redemption value $2,200,000                  1,690,346
  Common stock, $.001 par value, authorized 50,000,000 issued
    and 15,473,220 outstanding                                           15,473
  Additional paid-in capital                                          6,848,786
  Accumulated deficit                                                (9,246,763)
  Common Stock Subject to Puts                                       (1,230,000)
  Deferred compensation                                                 (17,250)
                                                             -------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (1,939,408)
                                                             -------------------

                                                                    $ 3,536,467
                                                             ===================










                        See notes to financial statements
                                      - 4 -

                           @EBS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                                         Three months ended                      Nine months ended
                                                            September 30,                           September 30,

                                                        2000             1999                 2000              1999
                                              --------------------------------------------------------------------------

SALES                                                $ 682,749       $ 1,475,475          $ 2,475,824       $ 5,366,312

COST OF SALES                                          486,170           771,293            1,693,018         2,435,109
                                              ----------------- ----------------- -------------------- -----------------

GROSS PROFIT                                           196,579           704,182              782,806         2,931,203


EXPENSES
      Selling, general and administrative expenses     560,491         1,359,467            1,916,082         3,404,362

      Product Development                              117,634           682,738              364,517         1,195,655

      Stock based compensation expense                  10,295            10,295               30,885            30,885

      Amortization expense and goodwill write-off       36,552            36,552              109,656           108,019

      Litigation expenses                               53,220                 -              142,266                 -
                                              ----------------- ----------------- -------------------- -----------------

          Total expenses                               778,192         2,089,052            2,563,406         4,738,921
                                              ----------------- ----------------- -------------------- -----------------

LOSS FROM OPERATIONS                                  (581,613)       (1,384,870)          (1,780,600)       (1,807,718)

OTHER INCOME AND (EXPENSE):
      Interest expense, net                             26,387            17,636              115,162           145,200

      Gains from Settlement of Lawsuit                (475,000)                -             (475,000)         (212,000)
                                              ----------------- ----------------- -------------------- -----------------

          Total other income and expenses             (448,613)           17,636             (359,838)          (66,800)
                                              ----------------- ----------------- -------------------- -----------------

LOSS BEFORE INCOME TAX PROVISION                      (133,000)       (1,402,506)          (1,420,762)       (1,740,918)

PROVISION FOR INCOME TAXES                                   -                 -                    -                 -
                                              ----------------- ----------------- -------------------- -----------------

NET LOSS FROM CONTINUING OPERATIONS                   (133,000)       (1,402,506)          (1,420,762)       (1,740,918)

NET LOSS                                            $ (133,000)     $ (1,402,506)        $ (1,420,762)     $ (1,740,918)
                                              ================= ================= ==================== =================

PREFERRED DIVIDENDS                                   (173,795)          115,865               43,774           115,865
                                              ----------------- ----------------- -------------------- -----------------

NET GAIN/(LOSS) TO COMMON STOCKHOLDERS                $ 40,795      $ (1,518,371)        $ (1,464,536)     $ (1,856,783)
                                              ================= ================= ==================== =================

NET INCOME PER SHARE:
      BASIC                                           $   0.00      $      (0.11)        $      (0.10)     $      (0.13)
                                              ================= ================= ==================== =================
      DILUTED                                         $   0.00      $      (0.11)        $      (0.10)     $      (0.13)
                                              ================= ================= ==================== =================

NUMBER OF SHARES USED IN COMPUTATION:
      BASIC                                         14,026,644        14,366,790           14,011,644        13,779,912
                                              ================= ================= ==================== =================
      DILUTED                                       14,026,644        14,366,790           14,011,644        13,779,912
                                              ================= ================= ==================== =================







                        See notes to financial statements
                                     - 5 -

                           @EBS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                           Nine months ended
                                                             September 30,
                                                     ---------------------------
                                                         2000           1999
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                 $(1,420,762)   $(1,856,783)
                                                     ------------   ------------
   Adjustments to reconcile net income(loss)
     to net cash used in operating activities:
       Depreciation                                      157,356        155,974
       Amortization                                      523,777        108,019
       Stock based compensation                           30,885         30,885
       Accounts receivable                               226,535        (74,675)
       Other current assets                                    -           (205)
       Accounts payable and accrued expenses             414,826        487,335
       Deferred revenue                                  192,901         40,316
       Gains from settlement of lawsuit                 (475,000)      (212,000)
                                                     ------------   ------------

NET CASH USED BY OPERATIONS                             (349,482)    (1,321,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Other assets                                      (37,924)             -
       Development & purchase of software               (358,895)             -
       Purchase of leasehold improvements & equipment     (7,248)      (365,447)
                                                     ------------   ------------

NET CASH USED BY INVESTING ACTIVITIES                   (404,067)      (365,447)
                                                     ------------   ------------
CASH PROVIDED BY FINANCING ACTIVITIES:
      Proceeds from sale of common stock                 307,264      1,436,810
      Preferred dividends paid and accrued              (207,011)             -
      Proceeds from sale of preferred stock                    -        632,700
      Funds provided by new financing                    699,947              -
      Repayment of debt                                 (146,500)      (327,535)
      Payment of note payable subject to puts                  -       (155,000)
      Value of options issued for convertible note        20,000              -
                                                     ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                673,700      1,586,975
                                                     ------------   ------------

NET INCREASE (DECREASE) IN CASH                          (79,849)       (99,606)

CASH - beginning of the period                           117,667        229,423
                                                     ------------   ------------
CASH - end of the period                             $    37,818    $   129,817
                                                     ============   ============










                        See notes to financial statements
                                      - 6 -

                                   @EBS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

These financial statements have not been reviewed in accordance with Statement of Auditing Standards, SAS, #71.

1.       BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements of @ebs, inc. f/k/a Triangle Imaging Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine and three month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.       EARNINGS PER SHARE

            Basic earnings per share are computed on the weighted average number of common shares actually outstanding during the period. Diluted earnings per share considers potential shares issuable upon exercise or conversion of other outstanding instruments where dilution would result.

3.       STOCKHOLDERS' EQUITY

            During the quarter ended September 30, 2000 the Company issued 1,423,820 shares of common stock as payment of preferred stock dividends.

4.       PLAN OF REORGANIZATION

            On September 1, 2000, the Company voluntarily filed for Chapter 11 Bankruptcy protection in the United States Court Southern District of Florida. The parent, Electronic Business Services, 00-25402, and its subsidiary QuickCredit Corporation, 00-25401, filed on that date for protection to reorganize. On October 18, 2000, the other subsidiary, Electronic Business System, Inc., 00-26436, filed voluntarily for Chapter 11 protection with the same court.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30, 1999

Sales for the nine months ended September 30, 2000 were $2,475,824 or 46% lower than sales of $5,366,312 for the nine month period of September 30, 1999. The decrease in sales was primarily due to the high level of interest rates that has caused a reduction across all product lines within EBS, in particular the outsourcing services and customer file reviews. Sales within QCC decreased due to reductions in the retail business. Cost of sales as a percentage of sales increased 23% for the nine months ended September 30, 2000 from 45% to 68%.

Selling, general and administrative expenses for the nine months ended September 30, 2000 were $1,916,081 compared to $3,404,362 for the same period in 1999. This decrease is due to continued efforts to downsize the organization.

Development costs decreased from $1,195,655 during the nine months ended September 30, 1999 to $364,517 during the same nine month period in 2000.

Non-cash imputed compensation of $30,885 was the same for both nine month periods ended September 30.

Amortization of goodwill was $109,656 for the nine month period ended September 30, 2000 compared to $108,019 for the nine month period ended September 30, 2000, an increase of $1,637.

The loss from operations for the nine month period ended September 30, 2000 was $1,780,600 which represents a difference of $27,118 from the loss from operations of $1,807,718 for the nine months ended September 30, 1999. Net loss was $1,464,536 for the nine months ended September 30, 2000 compared to net loss of $1,856,783 for the comparable 1999 period.

PART II - Other Information

Item 3.  Bankruptcy and Receivership

                  During the quarter ended September 30, 2000, the Company and its subsidiaries each filed separate voluntary petitions under Chapter 11 of the United States Bankruptcy code.

Item 4.  Legal Proceedings

                  On October 31, 2000, the plaintiffs Vito and Judith Bellezza filed a lawsuit in the United States District Court against the directors, former director and Company officers alleging that the Bellezza's were denied their right to publicly trade their common stock in EBS during parts of 1999 and the first half of 2000. Furthermore, they alleged that the Company had failed to live up to the April 30, 1999 settlement agreement the Bellezza's had with the Company.

                  On August 28,  2000,  the  lawsuit  previously  filed by Quest
                  Communication,   originally   filed  on  March  12,  1999  was
                  dismissed.

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



                                             @EBS, INC.

Dated: November 15, 2000                     By: /s/Harold S. Fischer
                                                --------------------------------
                                             Harold S. Fischer, President, Chief
                                                  Executive Officer and Director