Form 10KSB
period 2000-12-31
ELECTRONIC BUSINESS SERVICES INC
filed 2001-08-15
CIK 764763

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended DECEMBER 31, 2000.

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934. For the transition period from .................to................

                          Commission File No. 2-96392-A

                       ELECTRONIC BUSINESS SERVICES, INC.
                 (Name of small business issuer in its charter)

Delaware                                                         65-0952956
(State or other jurisdiction of incorporation or organization)   (IRS Employer
                                                                 Identification)

                 6801 Powerline Road, Fort Lauderdale, FL 33309
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:     (954) 935-8100

Securities registered pursuant to Section 12(b)
  of the Exchange Act:                              None
Securities Registered pursuant to Section 12(g)
  of the Exchange Act:                              Common Stock, $.001Par Value
                                                    (Title of Each Class)

(Name of Each Exchange on which Registered):        None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 2000 were $3,422,745.

The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the average bid and asked price of such stock on August 15, 2001, was $0. As of such date, the average high and low sales price was $[N/A]. (The stock of the Company has not traded since May 15, 2001, the effective date of the Joint Plan of Reorganization).

The number of shares outstanding of the Issuer's common stock, par value $.001 per share, as of August 15, 2001, was 49,893,625.

Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

Documents incorporated by reference: Certain exhibits listed in Part III, Item 14 of this Annual Report on Form 10-KSB are incorporated by reference from the Registrant's Current Reports on Form 8-K filed with the Commission on October 25, 1999, December 23, 1999 and February 22, 2000.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

                       Electronic Business Services, Inc.


                                Table of Contents

                                                                            Page
                                                                            ----

Part I

Item 1.  Business..............................................................1
Item 2.  Properties............................................................8
Item 3.  Legal Proceedings....................................................10
Item 4.  Submission of Matters to a Vote of Security Holders..................10


Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.............11
Item 6.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations .......................................12
Item 7.  Financial Statements                                   ..............16
Item 8.  Changes In and Disagreements With Accountants on Accounting and
             Financial Disclosure.............................................16


Part III

Item 9.  Directors and Executive Officers of the Registrant...................17
Item 10. Executive Compensation...............................................19
Item 11. Security Ownership of Certain Beneficial Owners and Management.......21
Item 12. Certain Relationships and Related Transactions.......................22


Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K......23

Signatures

PART I

Item 1.    BUSINESS

Overview

     Electronic Business Services, Inc., a Delaware corporation, through its operating subsidiaries (collectively with the subsidiaries, the "Company"), creates software and provides services primarily to the mortgage lending and credit agency industries. The Company also fulfills requests from independent membership clubs for credit information products. All of the Company's business operations are conducted through Engineered Business Systems, Inc. ("EBS") and QuickCREDIT Corp. ("QCC"). EBS, acquired by the Company in December 1996, develops and sells software quality assurance products and services for the mortgage and credit industry. QCC is a wholly owned corporation, formed by the Company in February 1998, which compiles information provided by credit-reporting agencies, organizes the information in the form of reports and sells the comprehensive credit reports to its customers.

     On October 8, 1999 the Company's Florida predecessor merged with and into Electronic Business Services, Inc., a Delaware company that survived the merger.

Reorganization

     In fiscal year 2000 the Company continued to suffer significant financial losses. On September 1, 2000 (the "Petition Date"), the Company filed a voluntary petition for creditor protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida. On November 24, 2000, the presiding CEO transferred management and control of the Company to former management. The Company under creditor protection (the "Debtors") was operating the business as debtor-in-possession ("DIP"). The U.S. Trustee for the Southern District of Florida did not appoint a statutory committee of unsecured creditors, thus proceedings are not being jointly administered for procedural purposes.

     The Company, under new management, embarked immediately in implementing operational and systems improvements. The Company has reorganized its affairs under the protection of Chapter 11 and has proposed a plan of reorganization for itself and other filing subsidiaries which was submitted to the Bankruptcy Court overseeing the Chapter 11 proceedings for confirmation after submission to any vote and approval required by affected parties.

     On May 1, 2001, the Bankruptcy Court confirmed the Company's Plan of Reorganization dated March 12, 2001 (the "Plan"). On May 15, 2001, the Effective Date of the Plan, the Company consummated several transactions, most of which were dated as of July 18, 2001. The Company:

     - issued 40,760,292 shares of Common Stock to Creditors, Employees and DIP investors;

     - completed a $685,000 private offering by selling 9,133,333 shares of its common stock.

     These transactions are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 6. of this report.

     Since the Bankruptcy Court approved the plan of reorganization, the Company is required to adopt "fresh start" accounting under GAAP. This accounting requires that assets and liabilities be recorded at fair value based on the values determined in connection with the plan of reorganization. As a result, the reported amounts in the Consolidated Financial Statements will materially change effective May 1, 2001 to give effect to the adjustment to the carrying value of assets and liabilities. To date, information prior to December 31, 2000 does not reflect any changes as a result of the implementation of "fresh start" accounting.

The Subsidiaries

ENGINEERED BUSINESS SYSTEMS, INC.

     EBS designs, develops, markets and supports a family of PC-based software products for the credit reporting and mortgage banking industries. EBS software products include (i) the ACES(TM) Quality Control System, a quality assurance program for mortgage lenders, (ii) the EBS Xchange(R), an automated merged infile system with electronic data interchange (EDI) capabilities, (iii) the CRIS(R) Mortgage Reporting System, credit reporting software and (iv) DESC (Data Evaluation and Selection Criteria module).

     In 1997, EBS announced the introduction of two (2) new software products, ACES(TM) 98, a Windows 95 and Windows NT version of ACES(TM), and DESC(TM).

     In 1998, EBS announced the creation and implementation of its new consulting services division. This division is currently dormant.

     In 1999, EBS introduced a new 32 bit version of ACES(TM) 98 v2.0, followed by ACES(TM) 2000 with Business Intelligence Reporting which incorporated a third-party software product into ACES(TM) and substantially increased the program's reporting capabilities.

Products and Services

     ACES(TM)

     ACES(TM) software has been created, developed and sold by EBS to assist mortgage lenders in assessing the accuracy of the information gathered in connection with making a loan. When considering a loan, a mortgage lender has potential borrowers complete a mortgage application. From this application and other accumulated data, the lender determines whether the applicant qualifies for a loan. As part of this loan process, the lender must also assess whether the property being acquired is of sufficient value to collateralize the loan. If the information obtained regarding the potential borrower and the property to be pledged as collateral satisfy lending criteria, the mortgage lender can then make the loan. Frequently, the mortgage lender then bundles a number of loans together and sells the portfolio of loans to investors, such as Fannie Mae, Freddie Mac, Federal Housing Authority ("FHA"), Veterans Administration ("VA") and other mortgage investors.

     In order to effectuate the sale of a mortgage portfolio, a lender, or loan originator, must review the information compiled in connection with originating the loan on a representative sample of loans in the portfolio. ACES(TM) software simplifies this process. The ACES(TM) product enables its licensees to perform quality control reviews based upon the risk management philosophy determined by their company.

     ACES(TM) provides either a questionnaire, which the customer may modify, or an exception based analysis. The questionnaire enables the analyst reviewing the information gathered during the origination of the loan to quickly and accurately determine whether any information was omitted or misstated. ACES(TM) then creates re-verification letters for the application, employment, deposits (source of funds), credit, and sometimes property appraisal. The exception-based analysis enables the reviewer to identify specific exceptions, or items of concern.

     ACES(TM) receives mortgage loan information in an ASCII comma delimited format created by the user from their loan origination system ("LOS"). This provides automatic downloads of the loans each company originates and reduces redundant duplicate data input. Alternatively, the customer may manually input any or all of the loan detail elements.

     EBS licenses the ACES(TM) software program. When a licensee is under a non-transactional license agreement, an annual software maintenance fee is included. When a licensee is under a transactional license agreement, the Company charges a monthly usage fee.

     At its ACES(TM) Users' Conference in November 1997, EBS introduced its ACES 98 software. ACES 98, a Year 2000 compliant program, is a Windows 95 and Windows NT based product that includes enhanced reporting modules. These new reporting modules generate clearer and more concise reports as well as trend information, which was not available in the previous versions of ACES(TM). As a result, ACES 98 functions more efficiently and effectively than earlier versions of ACES(TM).

     In the summer of 2000, EBS released ACES(TM) 2000, which contained all the features of its ACES(TM) 98 product and added a new reporting module, Business Intelligence. This new feature enables users to remain within the ACES(TM) environment and eliminates the need to export data to spreadsheets or other report generating programs

     EBS, through its Outsourcing Division, provided third party quality review services for professional reviews of conventional, FHA, VA, jumbo and specialty mortgage loans. The ACES(TM) quality control software also enables EBS to perform reviews for various transactions including preliminary reviews prior to funding, post lending reviews and reviews of portfolios in connection with acquisitions or divestitures. On September 1, 2000, the date the Company filed for Chapter 11 relief, the Outsourcing Division was sold. The Company claims that the division was sold without adequate consideration and legal action is being taken by the Company to reverse this sale and recover this division.

     DESC(TM)

     In the fall of 1997, EBS introduced DESC(TM) (Data Evaluation and Selection Criteria module), a program that enables the customer to review certain selected mortgages, based on user specified risk criteria. Used in conjunction with the ACES(TM) software product, DESC(TM) allows mortgage lenders to maximize the benefit from quality reviews while targeting problem areas. The Company believes that use of this software will result in greater efficiency for the mortgage lender because a more accurate sample may be analyzed, while reviewing fewer loans in trying to assess the overall quality of a given portfolio.

     EBS Consulting Services

     EBS Consulting Services has provided advice to a variety of mortgage lenders on operations, systems and personnel. Aimed at supporting the efforts of the mortgage quality professional, the consulting division ensures that all clients are assisted in the effective implementation of software products marketed by EBS. This program is focused towards a process measurement approach that has proven to be effective in providing mortgage-lending management with key process quality information. EBS Consulting Services also provides an analysis of overall quality control operations for lenders and has the ability to assist them in the development and implementation of large-scale quality initiatives.

     The Mortgage Institute

     As a leading company in quality review for the mortgage lending industry, EBS intends to re-launch The EBS Mortgage Institute later in 2001. The Mortgage Institute will provide advanced training and certification in the use of ACES(TM) and DESC(TM) software to mortgage quality control staff in order to enhance their knowledge and efficiency in the mortgage quality control/risk management processes. The Mortgage Institute intends to offer counseling, study materials and testing through correspondence courses and during the Company's annual User Conference. Additionally, the Institute will offer continuing education programs to maintain certification status.

     CRIS(R)

     CRIS(R) software has been created, developed and sold by EBS to assist Credit agencies in compiling comprehensive credit reports for their customers. To date, over 350 mortgage credit agencies have purchased the personal computer based CRIS(R) program, each of which have also entered into a software maintenance agreement with the Company. The CRIS(R) program enables credit agencies through its built-in communication software to access information from all three major credit information repositories, Experian, Equifax and Trans-Union. The CRIS(R) program then automatically consolidates the credit information obtained from these sources and creates a simplified, comprehensive credit report. The program can then generate, upon demand, letters requesting an explanation of information in the report that requires clarification. In addition, CRIS(R) also provides credit agencies with an accounts receivable and billing system to charge their customers for reports generated by the CRIS(R) program.

     CRIS(R), a Year 2000 compliant program, is installed by EBS on a customer's personal computer or sold pre-packaged on new computer hardware.

     EBS Xchange(R)

     EBS creates credit reports for its credit agency and mortgage-lending customers. Typically, a customer will need a credit report on an individual usually because a lender is considering making a loan to such individual. The credit agency will then request electronically through the EBS Xchange(R) that a report be compiled on such individual. By using the CRIS(R) internally, EBS can generate and communicate a full credit report to its customer in a few minutes. EBS charges a fee for compiling each report and charges an additional fee if its credit agency customer does not have its own account with each of the credit information repositories.

     QuickCREDIT for Windows(TM)

     QuickCREDIT for Windows(TM) is a software application that enables mortgage credit reporting agency clients to access the EBS Xchange(R) system for the purpose of requesting and compiling individual credit reports. This application operates on Windows 3.1, Windows 95(R) and Windows NT(R) operating systems. QuickCREDIT for Windows(TM) is provided without cost to the client, however it derives revenue on a transactional basis when used. The application has been upgraded by the development of QuickINFO for Windows (below).

     QuickINFO for Windows

     QuickINFO ("QI") for Windows is the Company's newest product. QI is a Microsoft Windows based communications software system that is used to initiate and send credit report requests via modem or the Internet (TCP/IP). QI includes advanced features such as 128-bit ssl encryption for security as well as a new graphic print output. Users include mortgage companies, property management companies, credit card companies, real estate agencies, finance companies and local credit reporting agencies. QI is extremely flexible, supporting and interfacing with many popular loan origination systems.

     The Company currently uses server-based technology to communicate and deliver the needs of the club members. However, the conversion of the PC-based technology to IBM's iSeries (formerly known as AS400) technology is in process to provide extreme reliability, scalability and endless expansion capability. Regardless of the size and/or number of membership clubs QCC serves, this new technology will have full scalability for all of the Company's needs. This technology transformation is scheduled for completion in early in 2002.

     The Company currently uses Microsoft Windows NT servers and Microsoft SQL database technology in its existing system for club membership. In process is the move of all back-end processes to the IBM iSeries using the UDB2 database, integrating these processes with a new ERP system, and resulting in the highest reliability and scalability in the industry using best of breed software (IBM's UDB, Apache 2 Web Server, Websphere and Visual Age C++, and Java). The Company is now an IBM business partner and has been working with IBM's development labs to accelerate its plan.

     The Company is under a three-year contract with TruSecure (ICSA) for full security certification. This will ensure not only that it is using all of the necessary security measures now, but also that it will stay current in the future. This covers every aspect of security, including, but not limited to the physical site, internal procedures, passwords, and encryption.

All of the information residing on, being sent to, or sent from the Company's computer systems is safe and secure from intrusion and theft. In addition to the initial Internet port scans and intrusion detection, this is repeated on a regular basis with notification given to EBS of any changes that must be made. The Company's firewall is on the ICSA approved list. The new facility is being customized to provide an ICSA secure server environment. The Company has paid its annual fee and expects to be certified as a "secure facility" during fiscal 2001.

     Computer backups are made on a daily, weekly, and monthly basis, currently using high-speed DLT tape drives that are stored in a fireproof safe.

     EBS Sales and Marketing

     In order to service its customers, the Company presently employs an experienced sales and marketing manager who is accomplished in sales and in the development of national marketing programs. Sales representatives work on a salary plus commission basis and are responsible for the sales of ACES(TM) and DESC software products. The department is responsible for developing new prospective Licensees for the Company's products and demonstrations of these products to mortgage brokers, savings and loan associations, credit unions and other lenders. This sales and marketing effort will be supplemented by (i) additional sales, marketing and advertising, including a national Certified Reseller Program, the formation of strategic alliances within the industry including: outsourcing companies, mortgage banking associations and investors in the mortgage banking industry and (ii) strategically placed advertising in select industry publications, the review of the Company's quality control software products by respected industry publications, national investors and for the purpose of forming "total solution" partnership with IBM. The department includes a sales support person who works closely with upper management as well as the Company's technical support, IT and programming staff.

     In addition, customers acquire CRIS(R) and EBS Xchange(R) through referrals to EBS or contacts within the organization. EBS derives revenue from these products based upon sale of software and hardware, annual service maintenance agreement payments, and monthly transactional fees.

     The Engineered Business Systems, Inc. (EBS) sales and marketing department is directed by Ms. Susan Connors, an experienced sales and marketing professional. Since she was hired on January 2, 2001, Ms. Connors has rewritten all of the sales contract forms for EBS, has put together a complete training course for new and potential sales and has completed two major sales for the Company; all this, while reestablishing excellent public relations with the existing client base and giving them assurance that EBS still is the leading Company in mortgage quality control software. The industry is responding positively. The Company has recently entered into a sales acceleration agreement with "Profisy" a sales and marketing organization specializing in mortgage services.

QuickCREDIT CORP.

     QCC was formed by the Company as a wholly owned subsidiary in February 1998 for the purpose of acquiring, consolidating and operating credit reporting agencies. In April and May

1998, QCC acquired three mortgage credit report servicing companies. QCC operates its business through two divisions: the Report Division (which uses EBS software to compile available credit information from credit-reporting agencies and then sells the report) and the Consumer Guardian Division (currently servicing only one client, Brand Direct, to alert subscribers to changes in their credit status).

     QCC invested significant time and resources in 1999 to develop the fulfillment center software application, which supports the delivery and management of these products and services and is believed by QCC management to create a significant barrier to competition. QCC has recruited and trained dedicated customer service representatives to national credit repository standards for these products.

     QCC sales and marketing is led by Dennis Bellezza, an experienced credit sales and marketing professional. Dennis also doubles as Credit Compliance Officer. Dennis leads an all-new team that has already begun to market our brand-new QuickINFO software package. QuickINFO replaces the aging QuickCREDIT software. The main features of QuickINFO include its ability to be accessed by way of the Internet (TCP/IP), and its "new look" modern output that the industry has accepted extremely favorably. This QuickINFO software, now in Beta testing, will be rolled-out immediately following our "ICSA Secure Certification". Following the roll-out of QuickINFO, a marketing plan, already designed, will be implemented on a national basis.

     On December 23, 1999, QuickCREDIT Corp. and Brand Direct Marketing, Inc. entered into an agreement for the sale and marketing by Brand Direct of the two products developed by QCC pursuant to the agreement with Interfinancial Services Corp. that was terminated in November 1999. Brand Direct markets the products to bankcard and oil card customers as potential benefits in a membership service created by Brand Direct. Pursuant to the agreement, Brand Direct is responsible for the design and preparation, subject to QCC's approval, of all marketing and sales materials used by Brand Direct to market or describe the products and for marketing the membership service including the products through direct mail and telemarketing sales efforts. Product orders are delivered to QCC either directly from the end customers or through Brand Direct. QCC has responsibility for all aspects of product fulfillment and product delivery including the design and preparation, subject to Brand Direct approval, of all registration materials and other reports and fulfillment materials to be delivered to subscribers to the membership service that purchase either or both of the products.

     Brand Direct has publicly acknowledged their own financial difficulties and has not paid the Company for several months. The Company has recently notified Brand Direct of a termination of service until the Company is reimbursed for all out-of-pocket costs and is advised of a payment schedule for future services and for all arrearage in their payables to the Company. The Company has recently submitted proposals to two new membership clubs offering virtually the same benefits as the Brand Direct membership club. A proposal for a third membership club is in progress and will be submitted in the very near future. There appears to be little competition for these three potential clubs; consequently, the Company expects this potential new business to compensate for the loss in revenue from the Brand Direct association, however, the Company is hopeful that Brand Direct can reorganize and strengthen its own operations and will honor its contract with the Company.

     Brand Direct began test marketing the products in January 2000 and continued to do so until June 16, 2000. The purpose of the test marketing was to assess the feasibility of further rollout of the products to begin during or immediately after the test period. BrandDirect, after several contract extensions providing minimum monthly guaranteed payments to the Company, agreed to the product rollout which included a guaranteed minimum payment of $40,000 per month. The commencement date was February 1, 2001.

     Brand Direct is responsible for the design and preparation, subject to QCC's approval, of all marketing and sales materials used by Brand Direct to market or describe the products and for marketing the membership service including the products through direct mail and telemarketing sales efforts. Product orders will be delivered to QCC either directly from the end customers or through Brand Direct. QCC has responsibility for all aspects of product fulfillment and product delivery including the design and preparation, subject to Brand Direct approval, of all registration materials and other reports and fulfillment materials to be delivered to subscribers to the membership service that purchase either or both of the products.

     QCC is currently in contract negotiation with two additional clients for Q-3 implementation and is in contract with a marketing organization for marketing and sale of additional products and services for future implementation in late 2001 and beyond. No assurances can be given that any contracts will materialize or that the Company's relationship with Brand Direct will successfully result in revenues to the Company.

Backlog

     At December 31, 2000, the Company had no contract backlog. Revenue from sales is recorded upon software delivery, hardware delivery, and training. The Company has entered into one to two year contracts for services that obligate customers to specific minimum transactions with the Company.

Employees

     The Company's total workforce consisted of approximately 26 employees of which 23 are full time at August 15, 2001. Of the approximately 26 people employed with the Company as of the date of this report, five (5) are engaged in marketing and sales, sixteen (16) are engaged in product development and support and customer service and five (5) are involved in finance and administration. None of the employees are union members and none are covered under any collective bargaining agreements.

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

Research and Development

     During 2000, the Company expensed $364,134 of research and development costs. The development activities were primarily focused on upgrading the ACES and QCC products. The Company estimates the future spending for research and development for the fiscal year 2001 to be approximately $375,000.

Competition

     The market for the Company's products is intensely competitive. The Company expects competition to increase and the Company's market share to remain stable as other companies introduce additional and more competitive Microsoft Windows(R)-based products in this market segment. Many of the Company's present or anticipated competitors have substantially greater financial, technical, marketing and sales resources than the Company. Many credit-reporting agencies have other software programs that generate credit reports from information supplied by the credit information repositories. As a result, both CRIS(R) and Xchange(R) have significant competition. There can be no assurance that the Company will be able to compete successfully in the future.

Item 2.    PROPERTIES

     Until June 30, 2001, the Company leased a facility in Fort Lauderdale, Florida consisting of approximately 6,000 square feet of office space at a base monthly rental of approximately $9,000 per month.

     The Company moved to new facilities as of July I, 2001 and has signed a five-year lease that commenced on Aug 1, 2001 at 6801 Powerline Road, Fort Lauderdale, Florida 33309 consisting of approximately 10,000 square feet of office and research and development space. The lease provides for a monthly rental during the first year of $8,333 per month in addition to all provisions of a net net lease. The facilities are being customized to provide an ICSA secure server environment.

Item 3.    LEGAL PROCEEDINGS

     Please refer to Item 1. BUSINESS - Reorganization and Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION - Recent Developments, concerning the Company's proceedings in Bankruptcy Court.

     Since the entry of the confirmation order by the U.S. Bankruptcy Court, the Company has been pursuing objections to claims that have been outstanding and delayed. There are two remaining issues as follows:

     In connection with the 1998 acquisitions of Credit Bureau Services, Inc. ("CBS"), Steven and Kim Naimoli, shareholders of CBS, have asserted a claim for $600,000 (referred to in the financial statements as QCC Puts Payable). It is the Company's position that the Naimoli claim is merely equity and, pursuant to the Plan of Reorganization, all equity has been cancelled. The Naimoli Claims Objection has been delayed due to Mr. Naimoli's own personal filing of bankruptcy which necessitated relief from stay in his bankruptcy case. Furthermore, other proceedings in his case have delayed the Company's ability to schedule the matter for hearing. The Company expects the matter to be scheduled and resolved in September 2001.

     In regard to the disposition of the Outsourcing Services Division, the Company has asserted that the assets were transferred prior to the bankruptcy filing without adequate consideration and has filed an Adversary Complaint to recover those assets. The assets constitute the outsourcing division of EBS and upon recovery of the assets, EBS intends to operate, once again, the outsourcing division. The trial on the Adversary Proceeding has been set for September 2001. It is expected that the trial will be short as the defendant has defaulted as to liability and will be defending the damage/remedy portion of the Complaint.

     In addition to the Company's proceeding in Bankruptcy Court, from time to time, various claims, charges, and litigation have been and may be asserted or commenced against the Company arising from, or related to, contractual matters, intellectual property, personal injury, insurance coverage and personnel and employment disputes. The Company may be involved in some litigation that, while the outcome cannot be predicted with certainty, the Company does not expect to have a material or adverse effect on the consolidated financial position.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the Company's fourth fiscal quarter of the year ended December 31, 2000, no matters were submitted to a vote of security holders of the Company.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Prior to the Effective Date of the Plan, prices for the common stock of the Company were traded on the OTC Bulletin Board (the "Bulletin Board") under the trading symbol "AEBS". The common stock was regularly quoted and traded on the Bulletin Board.

     As of August 15, 2001, there was no closing bid price for the Company's old common stock as they were cancelled on May 1, 2001 effective with the Bankruptcy Confirmation. The new common stock of the Company was not trading on August 15, 2001.

     The following table sets forth, on a per share basis for the periods indicated, the high and low closing prices for the Company's common stock ("AEBS") for the two year period ending December 31, 2000 based upon information supplied by the Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

                                                  HIGH ($)        LOW ($)
                                                  --------        -------

Calendar 2000

January 1 through March 31                          0.59           0.25
April 1 through June 30                             0.50           0.09
July 1 through September 30                         0.16           0.03
October 1 through December 31                       0.03           0.01

Calendar 1999

January 1 through March 31                          1.50           0.88
April 1 through June 30                             1.53           0.88
July 1 through September 30                         1.06           0.31
October 1 through December 31                       0.53           0.13

Holders. As of August 15, 2001, there were no shares of old common stock issued and outstanding. As of August 15, 2001, there were 49,893,625 of new common stock issued and outstanding with approximately 181 holders of record of the Company's common stock.

Dividends. During fiscal 2000, the Company issued 1,423,821 shares of common stock as payment of accrued preferred stock dividends of $1,423,821. Except for such dividend, the Company has never paid dividends on its shares of capital stock and does not expect to pay any in the immediate future. The future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant to the Company's ability to pay dividends.

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates or plans" to be uncertain forward looking statements. The forward looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

This section presents a review of the Company's financial condition and results of operations and should be read in conjunction with the consolidated financial statements of the Company and the notes included elsewhere herein.

Twelve Months Ended December 31, 2000 vs. Twelve Months Ended December 31,1999

Consolidated

     An overall change in management took place on November 24, 2000. Harold Fischer, who headed the preceding management team, appointed the former Chairman and CEO of the Company, Vito A. Bellezza, as the new CEO of the Company. Immediately thereafter, the former management group voluntarily resigned as officers and/or directors of the board of the Company. The inability by previous management to cut expenses and to raise the necessary capital for the future operations of the Company precipitated their resignations.

     Since the new leadership assumed control of the Company, many important and strategic changes have taken place. Operating expenses were reduced dramatically, redundant personnel were dismissed, salaries for highly compensated employees were reduced and the new administration, comprised partly by former employees of the Company, were hired at salaries equivalent to 50% or less of their former salaries. Within weeks, total payroll was reduced in excess of 50%. "Debtor In Possession" financing in the amount of $450,000 was raised so that the Company could operate during the reorganization. The entire sales force was replaced with a superior group of motivated personnel and there was a noticeable and positive change in the attitude of the employees. A new direction was set for the Company and management decided to focus on the core business of its flagship software products of ACES(TM) and DESC. Products and services were re-priced. Pricing was fixed and discounting on all products and services was prohibited. New commission structures were implemented to incentivize the sales force. QuickCREDIT Corp. was revitalized by eliminating certain unprofitable services, re-pricing its core products and launching a new product called "QuickInfo" to upgrade its QuickCREDIT software.

     Sales for the twelve months ended December 31, 2000 were $3,422,745 or a decrease of 47% from the $6,486,533 in sales for the period ended December 31, 1999. Management believes that a major factor that contributed to the Company's reduction in sales was due to the focus of pre-November 2000 management on research and development for new products and services. Additionally the rise in residential mortgage interest rates in fiscal 2000 resulted in a significant reduction in the volume of credit reports associated with home mortgage originations and mortgage re-financings and the continued consolidation within the Company's wholesale credit client base. Management also believes that, since the filing of the Chapter 11 Bankruptcy Petition on September 1, 2000, sales were adversely affected due to lack of confidence in the Company to operate as a viable going concern by potential and existing clients.

     On September 1, 2000, the Company purportedly divested itself of the EBS Outsourcing Division. Although the Division was income producing, it was unable to meet payroll when the pre-November 2000 management made the divestiture decision. It is the current management's position that there was no consideration received by the Company for the Division. The purported sale is currently being contested by current management in litigation under the jurisdiction of the United States Bankruptcy Court.

     The cost of sales during 2000 was $2,210,645 representing a decrease of $920,688 from the cost of sales of $3,131,333 for the same period last year. The decrease in cost of sales is due largely to the lower volume in sales. Gross profit, as a percentage of revenue, has decreased to 35% for the full year 2000 from 52% for the full year 1999.

     Selling, general and administrative ("SG&A") expenses were $5,936,332 for the year ending December 31, 2000 representing an increase of 6% from SG&A expenses of $5,559,030 for the year ending December 31, 1999. The increase in SG&A is attributable, for the most part, to a substantial impairment loss due to the bankruptcy. New management has been able to curtail SG&A expenses, including, in particular, labor, taxes and insurance costs.

     Development expenses during the year were $364,134 compared with $848,208 for the same period in 1999, a reduction of 57%. Development costs incurred during the year were mainly associated with the development of new products for resale to consumers and for the development of QuickINFO. Management believes that investment in these products is essential to the Company's growth and product diversification. Management believes that the Company must expand its sources of revenue into areas that are less interest rate sensitive to reduce the impact of interest rate fluctuations that may be unfavorable to the mortgage industry, and thus unfavorable to the Company's business.

     Outside legal expenses for the period ending December 31, 2000 were $179,532 compared to $89,352 for the period ending December 31,1999. The increase is largely attributable the Company's bankruptcy proceedings.

     The Company's loss from operations for the year ending December 31, 2000 was $4,724,232. This loss represents a decrease of $2,520,402 from the loss from operations of $2,203,830 for the prior year ending December 31, 1999 for the reasons stated above. Net loss was $4,426,445 for the period ending December 31, 2000, compared to $2,104,246 for the same period in 1999. The difference of $2,322,199 was largely due to several factors that occurred in 1999 that did not recur in 2000: the charge of $473,771 associated with the discontinued Trimax and Mutitask operations, charges of $191, 269 related to the acquisitions of the several bureaus within QuickCREDIT Corp., restructuring charges of 174,000, and a 1998 tax provision of $226,000. During 2000, preferred dividends of $435,897 were recorded. Net Loss to Common Stockholders was $4,862,342 compared to $2,368,930 for the same period in 1999.

Engineered Business Systems, Inc.

     Sales for EBS accounted for $1,858,356 or 46% of the Company's total revenue for the year ended December 31, 2000 compared to $5,170,197 or 80% of the Company's total revenue for the year ended December 31, 1999. The revenue decrease was a result of higher interest rates that have caused a reduction in the volume of new home sales and residential mortgage re-financings, a reduction of software sales brought on by the reluctance of clients to install new software applications prior to Year 2000, the continued decline of the revenue generated from the CRIS product line due to the consolidation of the CRIS client base and the loss of revenue due to the disposition of the Outsourcing Services Division.

Quick CREDIT Corp.

     Total QCC revenues for the twelve months ended December 31, 2000 were $1,575,271 compared to $1,316,337 for the period December 31, 1999. Cost of sales during the period ending December 31, 2000 was $1,081,750 compared to cost of sales of $993,178 that was recorded during the same period in 1999. Gross profit as a percentage of revenues was 31% for the period ending December 31, 2000 compared to 25% for the period ending December 31, 1999. In February 2000, the Company closed its Jacksonville, FL location and consolidated the operation in Fort Lauderdale, FL. The Company expects to save in excess of $200,000 per year by operating this business unit from Fort Lauderdale.

Liquidity and Capital Resources

     The Company has funded its working capital and capital expenditures requirements with cash provided from operations, the private sale of the Company's stock, and debt and other equity financing. In 2000, the primary source of cash receipts was from payments for software and services. Management believes that cash flows from the issuance of equity and debt financing will be required to fund day-to-day operational expenditures, planned expansion and research and development in the immediate future. Management also believes that the cash available to the Company at present is sufficient to satisfy all of its working capital needs through fiscal 2001, although no assurances can be given.

     Between September 1 and December 31, 2000, the Company raised additional financing as part of total financing in the form of loans to the Company in the amount of $700,000 as of May 1, 2001 as described more fully in `Recent Developments" below.

     At December 31, 2000 the Company had a working capital deficit of $4,537,106 as compared to working capital deficit of $3,289,092 at December 31,1999. The increase of $1,248,014 in the working capital deficit is essentially because of an increase in current payables and obligations of almost $750,000 and a decrease in cash and receivables of approximately $500,000.

     Year 2000 issues did not affect the Company's business, results of operations or financial condition.

Recent Developments

     Management arranged for the completion of its "Debtor In Possession" financing in the form of a convertible "line of credit". The total amount raised was $700,000 as of May 1, 2001. The funds were used for operations related to the Company and its subsidiaries while in Chapter 11 Bankruptcy. Much of this funding was used to settle negotiated amounts with key vendors of the Company. Without these key vendors, the Company could not operate. These essential vendors include the credit repositories, equipment vendors, and telecommunication providers. The funds were also used to settle outstanding obligations with secured creditors of the Company. During this reorganization period, the Company, in accordance with Bankruptcy law, rejected numerous contracts. These contract rejections resulted in substantial initial savings to the Company and has reduced the financial burden of the Company significantly. Management submitted, on behalf of the "Debtor In Possession" lenders, a "Joint Plan of Reorganization", subsequently amended, that was accepted by the United States Bankruptcy Court and confirmed by the Court on May 1, 2001.

     Highlights of the "Plan" included: (1) the cancellation of all of the existing Capital Stock of the Company, including all Common and Preferred Stock, Options and Warrants; (2) the issuance of new Common Stock to (a) unsecured creditors of the Company (2%), (b) employees of the Company (2%), (c) DIP investors, upon conversion of the "line of credit" and (d) to "service provider professionals" during the Chapter 11 Bankruptcy proceedings. Upon confirmation of the Joint Plan of Reorganization, the DIP investors converted their entire "line of credit" into 36,000,000 New Common Shares of the Company. Additionally, all of the unsecured creditors will be paid in installments an amount equal to 5% of their unsecured filed claims.

     See also Item 1. BUSINESS - Reorganization and Item 3. LEGAL PROCEEDINGS.

     Following the confirmation of the Joint Plan of Reorganization, the Company raised $685,000 by selling 9,133,333 shares of its common stock pursuant to a private placement under Regulation D of the Securities Act. Net funds will be used for general working capital and should be sufficient to meet the working capital needs through the fourth quarter of 2001.

     Management believes that the Company is positioned well towards meeting its business objectives as it embarks on a post bankruptcy stratagem. Most importantly, the Company was successful in emerging out of bankruptcy on terms significantly favorable to the Company. The Company has succeeded in forming a credible management team that has gained the confidence of outside investors who have contributed the necessary funding to sustain the Company during the uncertainty of the bankruptcy proceedings and beyond, as well as provide an attractive organizational strategy for success. Further, the Company is extremely encouraged by a dynamic marketing and sales group that has gained the respect and support of Company personnel and has revitalized its recognition in the industry and anticipates new and profitable contracts to be consummated in the near future. The Company has taken every precaution in assuring that expenses are kept at a minimum, and as indicated earlier, salaries have been kept at a modest level and expenses have been reduced. The Company is encouraged by the research and development of the two previous years by the prior administration, such effort being the foundation for additional R&D to improve and upgrade its proprietary software in the marketplace. Finally, the Company has moved to a new site that has, at the very least, provided a boost in morale among the employees. The Company believes that all the above factors have collectively contributed to a positive outlook for the Company and better opportunities for it to meet its business goals.

Item 7.    FINANCIAL STATEMENTS

     The financial statements required by Item 7. are included in this report beginning on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 1, 2001, the Company dismissed its independent auditors, Radin, Glass & Co., LLC and on the same date engaged the firm of Sweeney, Gate & Co as its independent auditors for the fiscal year ending December 31, 2000. The Board of Directors of the Company unanimously approved each of these actions.

     The report of Radin, Glass & Co, LLC on the financial statements of the Company for the fiscal year ended December 31, 1999 did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principals. The report was modified to include a paragraph as to uncertainty relating to the Company's ability to continue as a going concern. In connection with the audit of the fiscal year ended December 31, 1999 and the un-audited interim period through September 30, 2000, there were no disagreements with Radin, Glass & Co, LLC on any matter of accounting principal or practice, financial statement disclosure, or audit procedure or scope which disagreement, if not resolved to the satisfaction of Radin, Glass & Co, LLC, would have caused it to make reference to the subject matter of the disagreement in its report.

     In connection with the audit of the fiscal year ended December 31, 1999 and the un-audited interim period through September 30, 2000, Radin, Glass & Co, LLC did not advise the Company (i) that the internal controls necessary for the Company to develop reliable financial statements did not exist; (ii) that information had come to its attention that led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management; (iii) that there existed a need to expand significantly the scope of its audit, or that information had come to Radin, Glass & Co, LLC's attention during the fiscal periods, that if further investigated may (a) materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or (b) cause Radin, Glass Co, LLC to be unwilling to rely on management's representations or be associated with the Company's financial statements, and due to Radin, Glass & Co, LLC dismissal did not expand the scope of its audit or conduct such further investigation; or (iv) that information had come to Radin, Glass & Co, LLC attention that it concluded materially impacts the fairness or reliability of a previously issued audit report or the underlying financial statements, and due to Radin, Glass & Co, LLC's dismissal, the issue has not been resolved to Radin, Glass & Co, LLC's satisfaction prior to its dismissal.

     In addition to the foregoing, during the fiscal years ended December 31, 1999 and 1998, and for the un-audited interim period through September 30, 2000, neither the Company nor any of its representatives sought the advice of Sweeney, Gates & Co. regarding the application of accounting principals to a specific or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements, which advice was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

     Radin, Glass & Co, LLC has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth certain information concerning the Company's directors and executive officers during the 2000 fiscal year. On September 1, 2000, the Company filed a voluntary petition for relief under Chapter 11 of the US Bankruptcy Code. All directors and officers who actively engaged in the operations of the Company resigned at various times during the fiscal year prior to and following the date of the official filing. On December 31, 2000, the directors and officers of the Company consisted of the following:

Name                         Age     Position(s) with the Company
----                         ---     ----------------------------
Vito Bellezza (1)            63      Chairman of the Board, Chief Executive
                                     Officer and President

Charles M. Moche (2)         52      Secretary, Director and Chief Financial
                                     Officer

Thomas Secreto (3)           47      Director and Chief Information Officer

--------------------------------------------------------------------------------
1. Mr. Bellezza was appointed Chairman of the Company on November 24, 2000. The resignation of all prior directors and officers immediately followed.

2. Mr. Moche was appointed as a Director on January 19, 2001 and elected as an officer on April 24, 2001.

3. Mr. Secreto was elected as an officer on November 24, 2001 and appointed as a Director on April 24, 2001.
--------------------------------------------------------------------------------

     Officers and directors are elected on an annual basis. The present term for each director will expire at the next annual meeting of shareholders or at such time as a successor is duly elected. Officers serve at the discretion of the Board of Directors.

     Directors are not paid any fees for membership on the Board of Directors, but are reimbursed for out-of-pocket expenses incurred in connection with attending meetings. Presently, there are no family relationships between any of the officers or directors.

     The following is a biographical summary of the business experience of the directors and executive officers of the Company:

Vito Bellezza

     Vito Bellezza has served as a director and the CEO of the Company and its subsidiaries since November 2000, as well as for at least four years preceding April 1999. During the period from April 1999 through October 2000, Mr. Bellezza served as Chairman of the Investment Managers National Conference and Exposition and as a consultant. Mr. Bellezza previously served on the board of two NASDAQ companies.

Charles M. Moche

     Charles M. Moche was with the auditing department at Coopers & Lybrand and with the tax department at Price Waterhouse when he began his career in the accounting profession. He was the Chief Financial Officer of a public company from January 1994 through May 1996. He has practiced accounting in New Jersey with a concentration on tax planning and consulting since June 1996. Mr. Moche holds an Advanced Professional Certificate in Taxation from New York University Graduate School of Business, an MBA in Accountancy from Bernard M. Baruch Graduate School of Business and a BA in Economics from Yeshiva University. He is a member of the American Institute of Certified Public Accountants, the New York State Society of CPA's and the Board of Accountancy of the State of New Jersey Consumer Affairs Division.

Thomas Secreto

     Thomas Secreto has 30 years of experience in the technology industry. For at least five years prior to November 2000 when he joined the Company, Mr. Secreto served as a consultant in the technology industry. From November 1992 until October 1998, Mr. Secreto served as President of TriMax Systems Corp., a systems integration and software consulting company. From May 1985 to November 1992, Mr. Secreto served as Chairman and CEO of the Triangle Group, a publicly traded technology company. From 1981 through 1985, he served as Information Technology Director for the United States subsidiary of TDK Electronics Corporation.

Item 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table shows all the cash compensation paid or to be paid by the Company to the Chief Executive Officer, and all officers who received in excess of $100,000 in annual salary and bonus, for the fiscal years ended December 31, 2000, 1999 and 1998:


                                                                                                  Long Term Compensation
                                                                                         -----------------------------------------
                                                        Annual Compensation               Awards                     Payouts
                                            --------------------------------------------------------------------------------------
         (a)             (b)       (c)         (d)              (e)             (f)         (g)        (h)             (i)
                                                                             Restricted                LTIP         All Other
       Name and                                            Other Annual        Stock     Options/    Payouts      Compensation
  Principal Position     Year   Salary($)    Bonus($)    Compensation ($)      Awards     SARs(#)      ($)             ($)
----------------------------------------------------------------------------------------------------------------------------------
Vito A. Bellezza, (1)    2000    $ 85,977       -0-              -0-            -0-         -0-        -0-             -0-
   CEO and President
                         1999    $156,000      $-0-            $ -0-            -0-         -0-        -0-             -0-
           (2)(3)        1998    $154,500    $30,000          $28,040           -0-       500,000      -0-             -0-


  Harold S. Fischer,     2000    $ 97,500       -0-            $-0-             -0-         -0-        -0-             -0-
  CEO and President
       Resigned          1999    $156,000      $-0-            $-0-             -0-       700,000      -0-             -0-

           (4)           1998    $154,500    $30,000          $9,600            -0-       500,000      -0-             -0-

  John M. Campbell,      2000    $ 66,750       -0-            $-0-             -0-         -0-        -0-             -0-
    Vice President
       Resigned          1999    $108,188      -0-             $-0-             -0-       100,000      -0-             -0-

   William C. Grose      2000    $ 83,500      -0-             $-0-             -0-         -0-        -0-             -0-
    Vice President
       Resigned          1999    $116,709      -0-             $-0-             -0-       182,250      -0-             -0-

1. Mr. Bellezza's employment with the Company terminated in March 1999 and resumed in November, 2000

2. Housing and automobile allowance paid by the Company on Mr. Bellezza's behalf in 1998.

3.   Such options were cancelled in March 1999.

4.   Automobile expenses and other perquisites paid by the Company in 1998.

     The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Executive Officers named in the above Summary Compensation Table.

                                         OPTION/SAR GRANTS IN LAST FISCAL YEAR
          (a)                      (b)                     (c)                     (d)                     (e)

                                                    % of Total Options
                           Number of Securities        Options/SARs
                                                         Granted
                            Underlying Option/       to Employees in         Exercise or Base           Expiration
          Name               SARs Granted (#)          Fiscal Year           Price (# Share)               Date
------------------------- ----------------------- ----------------------- ----------------------- --------------------
     Vito Bellezza                                                                  0
     Charles Moche                  0                                               0                       --
     Thomas Secreto                 0                                               0                       --

----------------------------------------------------------------------------------------------------------------------

     The following table sets forth certain information with respect to options exercised during the fiscal year ended December 31, 2000, by the Company's Executive Officers named in the Summary Compensation Table, and with respect to unexercised options held by such person at the end of the fiscal year ended December 31, 2000.

                Aggregate Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values
          (a)                     (b)               (c)                  (d)                           (e)
                                                               ------------------------- --------------------------------
                                                                      Number of                     Value of
                                                                Securities Underlying              Unexercised
                                                                 Unexercised Options/             In-the-Money
                                                                  SARs at FY-End (#)             Options/SARs at
                            Shares Acquired        Value             Exercisable/              FY-End Exercisable/
                            on Exercise (#)     Realized ($)        Unexercisable               Unexercisable(1)
                          -------------------- --------------- ------------------------- --------------------------------
          Name
------------------------- -------------------- --------------- ------------------------- --------------------------------
     Vito Bellezza                 0                 0                    0                             0
     Charles Moche                 0                 0                    0                             0
     Thomas Secreto                0                 0                    0                             0

All options were cancelled as of May 1, 2001, with the Bankruptcy Confirmation

Employment Agreements

     Neither the Company nor its subsidiaries has employment agreements with any of its officers or employees and each serves at the will of the Company.

Description of the Option Plans

     As of August 15, 2001, the Company has maintained the Incentive Plan that was approved by the Company's shareholders at the 1999 annual meeting of shareholders held on May 27, 1999. All options issued and outstanding prior to the bankruptcy have been cancelled with the Bankruptcy proceeding. The Incentive Plan was adopted for the purpose of attracting and retaining persons of ability as directors, employees or consultants or advisors of the Company and its subsidiaries, motivating and rewarding good performance, encouraging such employees to continue to exert their best efforts on behalf of the Company and its subsidiaries and providing opportunities for stock ownership by such employees in order to increase their proprietary interest in the Company by providing incentive awards to key employees, whose responsibilities and decisions directly affect the performance of the Company and its subsidiaries.

     The Company expects to maintain a commensurate number of shares of Common Stock with respect to which awards may be granted pursuant to the Incentive Plan, which could be as high as, but not limited to, 4,000,000 shares. Shares that may be issued under the Incentive Plan may be either treasury shares or authorized but un-issued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company. The awards available to be granted under the Incentive Plan are incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, performance units, loans and supplemental cash payments.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of August 15, 2001 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

        Name and Address of      Shares of Common Stock
        Beneficial Owner         Beneficially Owned           Percent of Class
        -------------------       ------------------           ----------------
    Vito A. Bellezza                    35,362,205 (1)             70.9%

      Charles Moche                             --                  0.076%

     Thomas Secreto                      1,524,000 (2)              3.0%

All Officers and Directors              36,924,339                 73.9%
  As a Group (3 persons)

     Total number of shares outstanding at August 15, 2001 was 49,893,625

(1) Includes shares owned directly by Vito Bellezza (11,489,476), his wife Judith Klotz (2,007,229), other family members (3,367,500). Also includes shares owned by a corporation (1,000,000) and other persons, trusts or entities (17,498,000) over which Mr. Bellezza has voting control.

(2) Includes shares directly owned by Thomas Secreto (724,000), his wife Marie Secreto (700,000) and his daughters (100,000).

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1999, certain minority stockholders loaned the Company $50,000 and $100,000, due on demand, bearing interest at eight percent (8%) and twelve percent (12%) per annum respectively. In addition, during 2000, the Company borrowed $200,000 in the form of bridge loans from its former president and his children. Promissory notes were issued bearing interest at ten percent (10%) per annum. In both instances, the claims were settled in the bankruptcy proceedings in cash payments at five percent 5% of the total, two percent (2%) was paid at distribution date and the balance in seven monthly payments and pro-rata stock payments of free trading shares of the new equity in accordance with the Joint Plan of Reorganization.

     In 1999, in connection with an acquisition, the Company agreed to repurchase 50,000 shares of the Company's common stock for $51,000 plus $100,000 evidenced by an unsecured promissory note bearing eight percent (8%) interest. The Company was in default of the terms of the note. The claims were settled for five percent (5%) of the total, two percent (2%) was paid at distribution date and the balance in seven monthly payments. The claimant will also receive its pro-rata stock payment of free trading shares of the new equity.

     Amounts due to Vito Bellezza, the current president of the Company, in the amount of $307,700 pursuant to a settlement agreement dated in April 1999, was settled pursuant to the Joint Plan of Reorganization at five percent (5%) of the total, two percent (2%) was paid at distribution date and the balance in seven monthly installments. Mr. Bellezza will also receive a pro-rata stock payment of free trading shares of the new equity.

     In 2000, the Company raised funds in the form of DIP financing through a company in which Vito Bellezza, the current president of the Company, has a beneficial ownership interest. In 2000, the Company raised $78,500, and the balance of the funds of $621,500 for a total of $700,000, was raised by May 1, 2001, the Bankruptcy Confirmation Date. The DIP financing was raised initially as a loan to the Company at a prevailing rate of interest as determined by guidelines suggested by the U.S. Bankruptcy Court. The principal amount of the loan and accrued interest was converted into shares of the new equity on May 15, 2001, the Effective Date of the Joint Plan of Reorganization.

     The Company employs Dennis Bellezza as Director of Sales and Marketing for QCC pursuant to which Mr. Bellezza is expected to earn more than $60,000 per year. Dennis Bellezza is the son of Vito Bellezza.


ITEM 13.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number     Description of Exhibit

3.1*       Certificate of Incorporation

3.2*       Bylaws

10.2* Certificate of Ownership and Merger between @ebs, inc. and Electronic Business Services, Inc.

10.3*      Articles of Merger between @ebs, inc. and Electronic Business
           Services, Inc.

10.4** Joint Product Sales and Marketing Agreement dated December 23, 1999 between QuickCREDIT Corp. and BrandDirect Marketing, Inc.

16.1a***   Letter regarding change in certifying accountants dated February 21,
           2000

16.1b***   Letter regarding change in certifying accountants dated June 5, 2001

21.0 Subsidiaries of the Issuer Engineered Business Systems a Delaware Corporation and QuickCredit Corp, a Delaware corporation.

23.1       Consent of Radin Glass and Co

* Incorporated by reference to the current Report on Form 8-K filed with the Commission on October 25, 1999.

**Incorporated by reference to the Current Report on form 8-K filed with the Commission on December 23, 1999.

***Incorporated by reference to the Current Report on form 8-K filed with the Commission on February 22, 2000.

(b) Reports on Form 8-K

None

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   Fort Lauderdale, Florida
August 15, 2001



                                    ELECTRONIC BUSINESS SERVICES, INC.

                                    By:
                                       -----------------------------------------
                                         Vito Bellezza
                                         President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



Signature                              Title                         Date
---------                              -----                         ----



                              Chief Executive Officer,           August 15, 2001
----------------------        President and Director
Vito Bellezza



                              Chief Financial Officer and        August 15, 2001
----------------------        Director
Charles M. Moche              (Chief Accounting Officer)



                              Director                           August 15, 2001
----------------------
Tom Secreto

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                        CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                       AND
                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                        CONSOLIDATED FINANCIAL STATEMENTS



                                TABLE OF CONTENTS



                                                                            Page

Report of Independent Certified Public Accountants                          F-1

Independent Auditors' Report                                                F-2

Consolidated Balance Sheet                                                  F-3

Consolidated Statements of Operations                                       F-4

Consolidated Statement of Changes in Stockholders' Deficit                  F-5

Consolidated Statements of Cash Flows                                       F-6

Notes to Consolidated Financial Statements                                  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Electronic Business Services, Inc.
(Debtor-in-Possession)

We have audited the consolidated balance sheet of Electronic Business Services, Inc. and subsidiaries, as of December 31, 2000, and the related consolidated statements of operations, consolidated changes in stockholders' deficit, and consolidated cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position Electronic Business Services, Inc. and subsidiaries as of December 31, 2000, and the consolidated results of its operations and cash flows for the years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                     Sweeney, Gates & Co.






May 30, 2001
Fort Lauderdale, Florida

                          INDEPENDENT AUDITORS' REPORT

















                                                     Radin, Glass & Co., LLP

         ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                       (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED BALANCE SHEET
                         DECEMBER 31, 2000

 ASSETS
 Current assets:
      Cash and cash equivalents                                    $     12,310
      Accounts receivable, net of allowance for doubtful accounts
         of $132,000                                                    122,905
      Other current assets                                                5,577
                                                                   ------------

            Total current assets                                        140,792
                                                                   ------------

      Property, plant and equipment, net                                 18,484
                                                                   ------------

                 Total assets                                      $    159,276
                                                                   ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities not subject to compromise:
      Current liabilities
         Accounts payable                                          $    225,340
         Loan from related party                                         78,500
         Deferred revenue                                               185,624
                                                                   ------------

            Total current liabilities                                   489,464

 Liabilities subject to compromise:
         Accounts payable                                             2,136,368
         Notes payable                                                2,514,506
         Accrued wages                                                   27,024
                                                                   ------------

            Total liabilities                                         4,677,898
                                                                   ------------

 Preferred stock, Class E; par value $1,000, 12.5% cumulative
      2,200 shares issued, redemption value $2,200,000                1,730,381
                                                                   ------------

 Stockholders' deficit:
       Common stock, par value $.001; 50,000,000 shares
           authorized; 15,472,965 issued                                 15,473
      Paid-in capital                                                 6,728,502
      Common stock subject to put                                    (1,230,000)
      Accumulated deficit                                           (12,252,442)
                                                                   ------------

            Total stockholders' deficit                              (6,738,467)
                                                                   ------------

                 Total liabilities and stockholders' deficit       $    159,276
                                                                   ============

     The accompanying notes are an integral part of these consolidated financial statements.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                  2000            1999
                                                              ------------    ------------
Sales                                                         $  3,422,745    $  6,486,533
Cost of sales                                                    2,210,645       3,131,333
                                                              ------------    ------------

     Gross profit                                                1,212,100       3,355,200
                                                              ------------    ------------

Selling, general and administrative:
     Selling, general and administrative expenses                2,215,232       4,318,111
     Product development                                           364,134         848,208
     Impairment loss                                             3,033,843         118,534
     Depreciation and amortization                                 323,123         274,177
                                                              ------------    ------------

        Total selling, general and administrative                5,936,332       5,559,030
                                                              ------------    ------------

                                                                (4,724,232)     (2,203,830)
                                                              ------------    ------------
Other income and (expense):
     Interest expense                                             (155,396)       (116,762)
     Other income                                                   11,536          34,346
     Gain from lawsuit settlement                                  475,000         182,000
                                                              ------------    ------------

           Total other income and (expense)                        331,140          99,584
                                                              ------------    ------------

                 Loss before reorganization items               (4,393,092)     (2,104,246)
                                                              ------------    ------------

Reorganization items:
     Professional fees                                             (78,243)           --
     Adjustment of prepetition liabilities to claim amounts         44,890            --
                                                              ------------    ------------

        Total reorganization items                                 (33,353)           --
                                                              ------------    ------------

             Net loss                                           (4,426,445)     (2,104,246)

Preferred dividends                                               (435,897)       (264,684)
                                                              ------------    ------------

Net loss available to common stockholders                     $ (4,862,342)   $ (2,368,930)
                                                              ============    ============

  Loss per share (basic and diluted)                          $      (0.34)   $      (0.17)
                                                              ============    ============

          Weighted average shares outstanding                   14,376,974      13,779,912
                                                              ============    ============

     The accompanying notes are an integral part of these consolidated financial statements.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999

                                                                                              Common
                                               Common stock         Additional   Deferred     stock
                                          -----------------------    paid-in      compen-   subject to    Accumulated
                                           Shares        Amount      capital      sation       put          deficit        Total
                                          ----------   ----------   ----------   --------  -----------   ------------   -----------
Balance, January 1, 1999                  13,011,978   $   13,012   $5,919,416   $(41,400) $(1,485,000)  $ (5,721,751)  $(1,315,723)

Shares and options issued for services        45,000           45       77,505         --           --             --        77,550
Shares sold                                1,386,813        1,387    1,385,427         --           --             --     1,386,814
Shares issued for options exercises          500,353          500       24,500         --           --             --        25,000
Debt converted to shares                      45,000           45       24,955         --           --             --        25,000
Shares purchased and put to the Company      (85,000)         (85)    (254,915)        --      255,000             --            --
Preferred dividends accreted and/or paid          --           --     (264,684)        --           --             --      (264,684)
Shares and options retired pursuant to                                                                                           --
  legal settlement                          (900,000)        (900)    (629,100)        --           --             --      (630,000)
Warrants issued with preferred stock              --           --      567,000         --           --             --       567,000
Amortization of deferred compensation             --           --           --     13,800           --             --        13,800
 Net loss                                         --           --           --         --           --     (2,104,246)   (2,104,246)
                                          ----------   ----------   ----------   --------  -----------   ------------   -----------

Balance, December 31, 1999                14,004,144       14,004    6,850,104    (27,600)  (1,230,000)    (7,825,997)   (2,219,489)
Charge for warrants issued in connection
   with convertible note refinance                --           --        8,500         --           --             --         8,500
Stock issued for commissions                  45,000           45       22,455         --           --             --        22,500
Stock issued for preferred dividends       1,423,821        1,424      283,340         --           --             --       284,764
Preferred dividends accreted and /or paid         --           --     (435,897)        --           --             --      (435,897)
Amortization of deferred compensation             --           --           --     27,600           --             --        27,600
 Net loss                                         --           --           --         --           --     (4,426,445)   (4,426,445)
                                          ----------   ----------   ----------   --------  -----------   ------------   -----------

Balance, December 31, 2000                15,472,965   $   15,473   $6,728,502   $     --  $(1,230,000)  $(12,252,442)  $(6,738,467)
                                          ==========   ==========   ==========   ========  ===========   ============   ===========



     The accompanying notes are an integral part of these consolidated financial statements.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DEBTOR-IN-POSSESSION)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                    2000           1999
                                                                 -----------    -----------
Cash flows from operating activities:
   Net loss                                                      $(4,426,445)   $(2,104,246)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
    Depreciation and amortization                                    323,123        274,177
    Impairments                                                    3,033,843             --
    Deferred compensation                                             27,600             --
    Option charge                                                      8,500             --
    Stock based compensation                                          22,500         89,920
    Accounts receivable                                              389,360        294,976
    Other current assets                                               7,600         33,000
    Accounts payable and accrued expenses                            254,766      1,071,787
    Deferred revenues                                               (140,937)        23,141
                                                                 -----------    -----------

             Net cash used by operating activities                  (500,090)      (317,245)
                                                                 -----------    -----------

Cash flows provided by investing activities:
          Other assets                                                96,784        (45,294)
          Development and purchase of software                       (18,163)      (814,874)
          Purchase of property and equipment                          (7,248)      (198,884)
                                                                 -----------    -----------

              Net cash provided (used) by investing activities   $    71,373    $(1,059,052)
                                                                 -----------    -----------





(Continued)







     The accompanying notes are an integral part of these consolidated financial statements.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DEBTOR-IN-POSSESSION)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                              2000           1999
                                                          -----------    -----------
Cash flows provided from financing activities:
          Sale of common stock                            $        --    $ 1,386,813
          Proceeds from option exercises                           --         25,000
          Cost of purchasing and retiring stock                    --       (255,000)
          Preferred dividends paid                                 --       (184,615)
          Purchase of common stock per settlement                  --       (630,000)
          Debt converted into shares                               --         25,000
          Proceeds from sale of preferred stock                    --        632,700
          Increase in notes payable to claims amounts         224,197             --
          Funds provided by new financing                     778,447        748,000
          Repayment of debt                                  (679,284)      (483,357)
                                                          -----------    -----------

              Net cash provided by financing activities       323,360      1,264,541
                                                          -----------    -----------

              Net decrease in cash                           (105,357)      (111,756)

Cash, beginning of period                                     117,667        229,423
                                                          -----------    -----------

Cash, end of period                                       $    12,310    $   117,667
                                                          ===========    ===========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                $   155,396    $   134,872
                                                          ===========    ===========

    Income taxes paid during the year                     $        --    $        --
                                                          ===========    ===========

 Non-cash financing and investing activities:
    Accretion of preferred stock discount                 $   163,897    $    80,069
                                                          ===========    ===========
    Issuance of options and warrants for services         $     8,500    $    77,550
                                                          ===========    ===========
    Issuance of warrants for debt discount                $        --    $   567,000
                                                          ===========    ===========
    Debt converted to preferred stock                     $        --    $ 1,500,000
                                                          ===========    ===========
    Debt converted to common stock                        $        --    $    25,000
                                                          ===========    ===========
    Preferred stock dividends paid in common stock        $   284,764    $        --
                                                          ===========    ===========






     The accompanying notes are an integral part of these consolidated financial statements.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY AND BASIS OF PRESENTATION

Electronic Business Services, Inc. and subsidiaries (the "Company"), was incorporated under the laws of the State of Delaware in 1999. The Company was formerly a Florida corporation, incorporated in 1984. A wholly owned Florida Corporation, QuickCredit Corp. ("QCC"), was formed on February 27, 1998 for the purpose of providing credit reports. QCC processes credit reports for the retail residential mortgage industry. A separate subsidiary, Engineered Business Systems, Inc. ("EBS") designs, develops and sells Windows-based software systems for both the mortgage quality control and the credit reporting industries.

On September 1, 2000, (the "Filing Date"), EBS filed its voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court"). Since the Filing Date, the Company has continued to operate its business and manage its affairs as a debtor in possession. QCC filed its own Chapter 11 petition on September 1, 2000. EBS filed its voluntary petition under Chapter 11 on January 19, 2001. The United States Bankruptcy Court confirmed the joint Plan of Reorganization on May 1, 2001 (the "Confirmation Date").

Plan funding and implementation

A related party company provided the Company an unsecured revolving credit line in the amount of $450,000 for the immediate and necessary use for business expenses, including payroll, administrative rent and recurring payables. This funding was part of a total cash infusion of $700,000 (see Note 4). Included in the terms of the agreement was a clause stipulating that, in the event of default, the amount owed would be considered priority debt. As partial consideration for the issuance of the new equity, the related party company would waive repayment of its administrative expense claim for repayment of its loan which would otherwise mature and be payable on the Confirmation Date. Furthermore, the related party company would make additional cash contributions upon the Confirmation Date for payment of allowed administrative expense claims, allowed priority non-tax claims and payment of dividends on account of allowed unsecured claims.

Treatment of claims and interests

The administrative expense claims and priority non-tax claims shall be fully funded on the effective date by the related party company or as otherwise agreed by the respective claimants.

The reorganized debtors shall restructure, reinstate and satisfy the allowed secured claims, as determined by the Court in such amounts as may be outstanding on the Confirmation Date.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   THE COMPANY AND BASIS OF PRESENTATION (continued)

Allowed unsecured claims that (i) are owed less that $500; or (ii) are owed greater that $500 and choose to reduce their claim to $500 shall be paid thirty percent (30%) of their allowed claim in three equal payments. The first payment shall be made on the distribution date, May 15, 2001. The second and final payments shall be made on the 60th and 180th day, respectively.

Allowed unsecured claimants over $1,000 shall receive a cash payment of five percent (5%) of each respective allowed unsecured claim which shall be paid in eight installments, with an initial payment of two percent (2%) of each respective allowed unsecured claim on the distribution date and the balance in equal monthly installments over the ensuing seven month period.

Further, the holders of allowed unsecured claims will receive a pro-rata stock payment of free trading shares of the new equity from the creditor stock pool. The creditor stock pool shall hold two percent (2%) of the new equity that will be used for pro-rata distribution of the stock payment.

The existing shares of common and preferred stock issued by the Company prior to the Filing Date shall be cancelled and the stockholders shall neither retain nor receive any property or payment on account of their equity interest.

The related party company shall receive the balance of the newly issued common stock of the reorganized Debtor in consideration for (i) the repayment waiver of the related party company loan; and (ii) the infusion of an additional cash contribution on the effective date for treatment of claims as provided in the Plan.

The financial statements reflect the amounts of the claims subject to compromise at the full value of the claims submitted to the Bankruptcy Court.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Cash and cash equivalents - The Company considers all unrestricted deposits and highly liquid investments, readily convertible to known amounts, with an original maturity of three months or less, to be cash equivalents.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment - Property and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation for equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method. During the year ended December 31, 2000, the Company recognized an impairment expense (see Note 6) and Subsequent Events (Note 16).

Software development costs - The Company capitalized internally developed software costs included in Software, which totaled $437,695 and $740,000 for the years ended December 31, 2000 and 1999, respectively. The capitalization of these costs is in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Amortization is computed on an individual product basis ranging from 36 to 60 months. During the year ended December 31, 2000, the Company recognized an impairment expense for capitalized software (see Note 6).

Goodwill - Goodwill resulting from acquisitions represents the excess of the purchase price plus the acquisition costs over the fair value of the net assets of the acquired companies. Goodwill is amortized on a straight line basis over a period of 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows of the acquired companies. During the year ended December 31, 2000, the Company recognized an impairment expense (see Note 6).

Impairment of long-lived assets - The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards Board ("FASB") No.121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

Revenue recognition - Revenue is recognized when the product is shipped, title and risk transfers to the customer and collection of the resulting receivable is reasonably assured. Revenue from software sales is generally recognized upon execution of a sales contract, the delivery of the software and completion of the major portion of the contract requirement. Revenue from maintenance contracts is amortized over the term of the agreements.

Advertising costs - Advertising costs are charged to operations as incurred. There was no advertising expense for the years ended December 31, 2000 and 1999.

Product development expenses - Product development expenses are charged to expense as incurred. These costs primarily consist of fees paid for the development of the Company's software. Product development costs for the year ended December 31, 2000 and 1999 were $364,134 and $848,208, respectively.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes - The Company accounts for income taxes on an asset and liability approach to financial accounting. Deferred income tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred asset will not be recognized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Income (loss) per share - The Company accounts for earnings per share according to Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which requires presentation of basic and diluted earnings or loss per share. Since the Company experienced losses, no diluted earnings per share are presented. Earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimated.

Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash and accounts receivables approximate fair value based on the short-term maturity of these instruments. Debt and accounts payable subject to compromise are recorded at the actual amounts of the claims submitted to the Bankruptcy Court. Once the plan has been accepted by the Bankruptcy Court, these amounts will be adjusted accordingly.

Stock based compensation - The Company accounts for stock option transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and adopted the disclosure-only option under SFAS No. 123, as of December 31, 1995.

Concentration of credit risks - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade receivables include concentrations of trade accounts from software product users.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Recent accounting pronouncements - In June 1999, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently use derivative instruments and, therefore, does not expect that the adoption of SFAS 133 will have any impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and requires adoption during the year ended December 31, 2001. The Company is currently evaluating the impact of SAB 101 to determine what effect, if any, it may have on the Company's consolidated financial position and results of operations.

Reclassifications - The Company has reclassified certain expenses in the prior year financial statements to conform to the current year presentation.

3.   UNCERTAINTY - GOING CONCERN

The Company's continued existence is dependent upon its ability to implement its Bankruptcy reorganization plan and resolve its liquidity problems, principally by obtaining equity, increasing sales and achieving profitable operations. While undertaking the above, the Company must continue to operate on cash flow generated from operations and, if necessary, financings. The Company experienced a loss of $4,426,445 and $2,104,246 during 2000 and 1999, respectively, and has a net deficiency in equity of $6,738,467 and a net working capital deficiency of $4,537,106 as of December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regards to this matter are to implement the reorganization plan, execute their new business plan, increase marketing efforts and increase sales in an effort to generate positive cash flow. Additionally, the Company must raise equity, and must continue to rely on financings and cost reductions to improve liquidity and sustain operations. A related party company loaned the Company approximately $700,000 for operating expenses. At confirmation of the reorganization plan, the loan was converted to equity. In 2001, the Company sold common stock totaling $685,000 before expenses. See Subsequent Events note 16 for more detail.

The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.   LOAN FROM RELATED PARTY

A company in which an officer has a beneficial interest loaned the Company $78,500 as of December 31, 2000. According to the plan of reorganization, this amount was converted to equity at the effective date of the reorganization.

5.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2000:

                                                                 Estimated
                                                                Useful lives
                                                                ------------

Computer hardware                         $  884,140            5 - 7 years
Office furniture                              70,960                7 years
Office equipment                             124,307            5 - 7 years
                                          ----------

                                           1,079,407
   Less:  accumulated depreciation         1,060,923
                                          ----------
                                          $   18,484
                                          ==========

During the years ended December 31, 2000 and 1999, the Company recorded depreciation expense of $123,679 and $150,708, respectively.

6.   IMPAIRMENT EXPENSE

In December 2000, as a result of continued and increasing operating losses and the bankruptcy filing, the Company determined that goodwill was impaired. Therefore, the Company recorded an impairment charge of $1,742,791.

During the year ending December 31, 2000, the Company reviewed its capitalized software to determine if the net book value exceeded the estimated future discounted cash flows attributable to these assets. The Company's evaluation resulted in the determination that the recoverability of the software costs was uncertain and, therefore, an impairment expense of $977,268 was recognized.

The Company also evaluated the recoverability of its leasehold improvements and deposits and, because the Company was planning to move its offices, recorded an impairment charge of $181,692.

Additionally, after evaluation of the expected future cash flows for other fixed assets, an impairment charge of $132,092 was recorded.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.   DEFERRED REVENUE

At December 31, 2000, deferred revenue of $185,624 represents the unearned portion of sales related to software maintenance agreements. Deferred revenue is recognized as income on a straight-line basis over the service contract terms that are generally for renewable twelve-month periods.

8.   NOTES PAYABLE SUBJECT TO COMPROMISE

The following liabilities are listed at the amount of the claim presented to the Bankruptcy Court:

Due to commercial factor, secured                                     $   33,000

Loan payable, three years, secured                                       425,000

Line of credit, secured
                                                                          25,101
                                                                      ----------
          Subtotal of secured notes payable                              483,101
                                                                      ----------

Due to stockholder                                                       307,700

QCC puts payable                                                       1,276,750

Notes payable related parties                                            392,057

Related party note
                                                                          54,898
                                                                      ----------
            Total notes payable                                       $2,514,506
                                                                      ==========

A description of the above notes is as follows:

Due to commercial factor, secured

In December 1999, the Company entered into a Purchase and Sale Agreement ("PSA") with a commercial factor that advanced the Company 75% of QCC's receivables, as defined. The factor maintained a security interest in the Company's accounts receivable and advanced monies on a non-recourse basis. Interest rates ranged from two percent (2%) for invoices outstanding fifteen days to fourteen percent (14%) for those outstanding over ninety days. Under the PSA, the factor reserved the right to charge-back purchased accounts pursuant to certain terms of defaults within the PSA agreement, at the receivable amount net of unearned interest. The terms of the factoring agreement do not allow the Company to maintain effective control over the receivables and, therefore, the agreement was recorded as a sale of the receivables for the amount advanced in accordance with Statement of Financial Standards Board No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   NOTES PAYABLE SUBJECT TO COMPROMISE (continued)

Due to commercial factor, secured (continued)

The total amounts of advances outstanding under the agreement at December 31, 2000 and 1999 were $33,000 and $59,532 respectively. Discounts on the factoring of receivables which was recorded as interest expense amounted to $43,217 and $19,409 for the years ended December 31, 2000 and 1999, respectively.

The plan of reorganization calls for the $33,000 to be paid over thirty months with interest at eight percent (8%) per annum. Subsequently, the Company and the factor agreed to a settlement of $10,000 to be paid in 18 monthly installments.

Loan payable, three years, secured

On December 2, 1996, in connection with the acquisition of EBS, the Company entered into a $1,600,000 promissory note with the former stockholders of EBS. The note carried interest at a rate of eight percent (8%) per annum with the interest rate determined annually, at a rate per annum equal to the prime rate less one quarter percent, with a minimum and maximum rate of eight percent (8%) and nine percent (9%) per annum, respectively. Payments of interest only were due and payable on the first day of January, February, March and April 1997, thereafter, principal was payable in equal installments of $25,000 each, together with interest, commencing in May 1997 through January 2000 when all outstanding principal and interest were due.

In January 2000, the Company renegotiated the payment of the balance with a new promissory note of $400,000, bearing interest at twenty-one percent (21%) per annum, payable $50,000 per month commencing February 1, 2000, including interest until September 1, 2000, at which date all accrued and unpaid interest was due and payable and 200,000 warrants to purchase common stock at $40 per share for a period of 5 years. The warrants, valued at $40,480, were to be amortized over the nine months as interest expense. The Company was in default of this agreement at December 31, 2000.

The note is secured by a Stock Pledge Agreement and a Security Agreement. Under the Stock Pledge Agreement, the Company agreed to pledge all of its stock of EBS as security for the note. Additionally, under the Security Agreement, the note is collateralized by all assets of the Company. The Company covenants and agrees to use not less than twenty-five (25%) percent of the net proceeds from the sale by the Company of the Company's common stock or other securities in any private placement or public offering occurring after the date of the note agreement to pay the indebtedness evidenced by the Note. Pursuant to this agreement, the Company paid $275,000 during the year ended December 31, 1999.

During the year ended December 31, 2000, the Company paid $85,000 against the principal leaving a balance at December 31, 2000 of $340,000. The claim presented to the Bankruptcy Court was in the amount of $425,000 and the Company adjusted the loan balance accordingly. The plan of reorganization calls for payment in full of this claim by payments of principal and interest of nine percent (9%) per annum for three years.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   NOTES PAYABLE SUBJECT TO COMPROMISE (continued)

Line of Credit, secured

In January of 2000, the Company entered into a line of credit transaction with a venture capitalist, evidenced by a promissory note providing that the Company request advances under the note up to an aggregate maximum of $500,000. The Company did not have the right to re-borrow funds that were previously advanced and repaid under the note. The unpaid principal balance bears interest at the annual rate of twelve and one-half percent (12.5%). During 2000, the Company borrowed the full amount of $500,000. Other terms of the note included that the outstanding balance of the note may be converted into shares of common stock at any time after April 28, 2000 and prior to the payment of the outstanding balance of the note. In addition, the venture capitalist and the Company agreed to cancel the 1,500 share of Series C preferred stock and the 700 shares of Series D preferred stock and to issue the venture capitalist in exchange 2,200 shares of a new class of preferred stock designated Series E convertible preferred stock. In August of 2000, the Company settled outstanding litigation and received $475,000, which amount was paid to the venture capitalist against the outstanding balance of the note.

The amount of the claim for this item submitted to the Bankruptcy Court was $25,101 and the Company adjusted the amount accordingly. The plan of reorganization calls for payment in full of this claim over thirty months with interest at eight percent (8%) per annum.

Due to stockholder

Amounts due to stockholder, who is now the president, are non-interest bearing payments in the amount of $13,000 per month until June 2002. These amounts are due to a settlement agreement dated April 29, 1999, which required the former officer and two individuals to return 900,000 shares of common stock to the Company and cancellation of 2,200,000 options to purchase common stock at prices ranging from $.05 to $1.875. The Company recorded a $182,000 gain on the settlement of such litigation between the equity received and the amounts recorded as a payable to the former officer and two individuals.

The plan of reorganization calls for the $307,700 claim to be settled for five percent (5%) of the total, two percent (2%) to be paid at distribution date and the balance in seven monthly payments. Additionally, the claimants will receive their pro-rata stock payment of free trading shares of the new equity (see Note
1).

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   NOTES PAYABLE SUBJECT TO COMPROMISE (continued)

QCC Puts Payable

In connection with the 1998 acquisitions of Credit Bureau Services, Inc. ("CBS"), EJG Services, Inc. ("EJG") and Florida Credit Bureau, Inc. ("FCB"), 495,000 shares of common stock were issued subject to the seller's ability to require the Company to repurchase such shares for a one to three year period for $1,485,000. The common stock subject to the puts allows the holder of these puts to require the Company to purchase their common stock during the following periods of time; (a) 50,000 shares of common stock for $150,000 during the period of May 1999 to May 2000 relating to the sale of FCB, (b) 245,000 shares of common stock for $735,000 during the period May 2000 to May 2001 relating to the sale of CBS and (c) 200,000 shares of common stock for $600,000 during the period of January 1, 2001 to January 1, 2002 relating to the sale of EJG.

The sellers of FCB exercised their right to put the common stock to the Company. The Company paid $51,000 for 10,000 shares of the common stock and negotiated a $100,000 note payable plus interest payable $17,275 in six installments through February 2001 for 20,000 of the remaining 40,000 shares put to the Company. The seller of FCB will be entitled to retain up to 20,000 or 30,000 shares of common stock depending on whether the Company repays the note payable timely. The Company is in default under the terms of the note payable and has paid only three of the required installments. The sellers of FCB initiated a lawsuit against the Company to be paid the remaining amounts due.

The Company paid to the sellers of CBS $105,000 for 35,000 shares of common stock put to the Company during 1999. At December 31, 1999, the Company was in default of the terms of the put arrangement with the sellers of CBS.

Subsequent to year-end and in accordance with the confirmation by the Bankruptcy Court of the Joint Plan of Reorganization, all of the existing common stock of the Company was cancelled. Therefore, management believes the put option provisions of the merger agreement between the Company and CBS are not longer in effect. However, the bankruptcy trustee for CBS is disputing management's conclusions. The Bankruptcy Court is to resolve this matter in August, 2001.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   NOTES PAYABLE SUBJECT TO COMPROMISE (continued)

Notes payable related parties

During 1999, stockholders loaned the Company $50,000 and $100,000, due on demand, bearing interest at eight percent (8%) and twelve percent (12%) per annum, respectively.

During 2000, the Company borrowed $200,000, in the form of bridge loans from its former president and his children. Promissory notes were issued bearing interest at ten percent (10%) per annum. The entire unpaid principal balances, all accrued and unpaid interest and any other sums due under the note were due and payable on the earlier to occur of September 14, 2000, or any event that triggered repayment of default of the terms of the notes. Among the events of default that triggered repayment was the removal of the president from his position or as a director of the Company. The loans were in default at December 31, 2000.

The plan of reorganization calls for the $392,057 claims to be settled for five percent (5%) of the total, two percent (2%) to be paid at distribution date and the balance in seven monthly payments. Additionally, the claimants will receive their pro-rata stock payment of free trading shares of the new equity (see Note
1).

Related party note

On July 22, 1999, in connection with an acquisition, the Company agreed to repurchase 50,000 shares of the Company's common stock for $51,000 evidenced by an unsecured promissory note bearing eight percent (8%) interest payable in six equal monthly installments beginning September 1, 1999. At December 31, 2000 the Company was in default of the terms of the note.

The plan of reorganization calls for the $54,899 claim to be settled for five percent (5%) of the total, two percent (2%) to be paid at distribution date and the balance in seven monthly payments. Additionally, the claimant will receive its pro-rata stock payment of free trading shares of the new equity (see Note
1).

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   NOTES PAYABLE SUBJECT TO COMPROMISE (continued)

Notes payable related parties (continued)

Maturities of secured notes payable at December 31, 2000 were as follows:

                        2001                 $     118,567
                        2002                       191,493
                        2003                       173,041
                                             -------------

                                             $     483,101
                                             =============


9.   PREFERRED STOCK

Series C preferred stock

In October 1998, the Company entered into a financing and investment agreement (the "Agreement") with an investor ("Investor"). Under the Agreement the Investor agreed to purchase, for $1,500,000, 1,500 shares of a new class of preferred stock of the Company to be classified as Series C redeemable preferred stock "Series C Preferred Stock".

The terms of the Series C Preferred Stock were as follows: (i) total number of Series C Preferred Stock issuable will be 1,500 with a liquidation value of $1,000 per share, (ii) such Series C Preferred Stock will be cumulative and bear dividends at a rate of $125 per share or 12.5% accruing quarterly, (iii) unpaid dividends will accrue interest at 12.5% compounded annually, (iv) certain capital transactions of the Company will require consent of at least 66 2/3% of the Series C Preferred Stockholders and (v) the Series C Preferred Stockholders have the right to elect one board member at all times.

At any time after the earlier of a change in control (as defined) or the date which is five years after the issuance of the preferred stock, the Investor has the right to require the Company to redeem all of the shares of preferred stock at a redemption price of $ 1,000 per share.

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

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.   PREFERRED STOCK (continued)

Series D preferred stock

In June 1999, the Company sold 700 shares of Series D Convertible Redeemable Preferred Stock "Series D Preferred Stock", with a per share $1,000 stated value, accruing dividends at twelve and one-half percent (12.5%), payable quarterly for $700,000. In connection with the sale of such Series D Preferred Stock, the Company issued 80,000 warrants to purchase common stock at $.01, as amended. These warrants vest over 3 years and were valued at $92,000 and recorded as a discount to the Series D Preferred Stock to be accreted over a period of five years. The redemption and general terms of the Series D Preferred Stock are similar to the Series C Preferred Stock . In addition the Series D Preferred Stock is convertible at the option of the holder for a period of ten years into common stock at a rate of one share of Series D Preferred Stock for 870 shares of common stock and could be put to the President personally should the Company have insufficient funds to repay the Series D Preferred Stock.

In January 2000, the Company obtained a $500,000 line of credit accruing interest at twelve and one-half percent (12.5%), payable beginning August 1, 2000 and monthly thereafter. Principal is due on demand with the line of credit expiring on December 31, 2005. The line of credit has cross default provisions relating to default arising from the Series C and D Preferred Stock. Amounts outstanding on the line of credit after April 28, 2000 are convertible into common stock at a rate of $.20 per share for amounts outstanding under the line of credit. There were 30,000 warrants issued in connection with the line of credit, exercisable at $.20 per share, for a period of ten years. These warrants were valued at $8,500 using the Black-Scholes option-pricing model.

Series E preferred stock

Under the terms of the line of credit, if there is a default pursuant to the terms of the Series C Preferred Stock, Series D Preferred Stock or the line of credit, the holders are provided the option to convert the stated value of their Series C and D Preferred Stock holdings and the line of credit to a Series E Convertible Redeemable Preferred Stock "Series E Preferred Stock" under certain terms and conditions, which is basically the raising of new equity funds of $3,500,000 by June 26, 2000. The stated value of the Series E Preferred Stock and accrued dividends are convertible into common stock at a rate of $.20 per share of common stock for the total stated value of the Series E Preferred Stock and accrued dividends. Based on the stated value of the Series C and D Preferred Stock and the full line of credit outstanding of $2,700,000, the Series E Preferred Stock is convertible into 13,500,000 shares of common stock of the Company.

In connection with an agreement to establish a line of credit entered into on January 27, 2000, a preferred stockholder and the Company agreed to (i) cancel the 1,500 shares of Series C preferred stock and the 700 shares of Series D preferred stock of the company owned by the preferred stockholder, constituting all outstanding shares of each such class, and (ii) to issue to the preferred stockholder in exchange 2,200 Shares of a Series E convertible redeemable preferred stock.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.   PREFERRED STOCK (continued)

Series E preferred stock

The Series E preferred stock issued to the venture capitalist accrued dividends at the rate of twelve and one-half percent (12.5%) per year payable quarterly. The Company issued 1,423,821 shares of common stock in 2000 in partial payment of the dividends.

Preferred stock issued by the Company prior to the Filing Date was cancelled at the Confirmation Date. The court has approved an unsecured claim of $750,000 and issuance of 413,816 of newly issued shares of common stock.

10.  COMMON STOCK

In January 1997, the Company issued 500,000 shares of common stock for consulting services. The stock was valued at $69,000 and was amortized over five years resulting in an annual non-cash charge to operations of $13,800 each year. The remaining unamortized portion of deferred compensation as of December 31, 2000 of $13,800 was written off.

During 1999, the Company issued 45,000 shares of common stock for the conversion of $25,000 of indebtedness.

During 1999, the Company issued 500,000 and 80,000 warrants to purchase common stock at $.05 and $.01 a share pursuant to the amended agreements for the sale of Series C and D Preferred Stock, respectively. The 500,000 warrants issued in connection with the Series C Preferred Stock, as amended, were exercised in June 1999.

Pursuant to a litigation settlement agreement involving a former officer of the Company and certain other stockholders, the Company reclaimed 900,000 shares of common stock and cancelled 2,200,000 options to purchase common stock having exercise prices ranging from $.05 to $1.875 per share.

Pursuant to the put agreements in Note 7 above, the Company repurchased 85,000 shares of common stock for $255,000 during 1999.

In 1999, the Company issued 45,000 shares of common stock to employees for services.

During 1999 the Company sold 1,386,813 shares of common stock for a total value of $1,386,813. In addition, the Company issued 500,000 options to purchase common stock for a period of five years at $1.00 per share, to financial consultants for their assistance in raising such capital for 1999. These options were valued at $253,000 and were expensed as a cost of raising capital.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  COMMON STOCK (continued)

During 2000, the Company issued 45,000 share of common stock to an employee as payment for commissions.

During 2000, the Company issued 1,423,821 shares of common stock as payment of preferred stock dividends.

The common stock issued by the Company prior to the Filing Date was cancelled at the Confirmation Date.

11.  STOCK OPTIONS

In September 1997, the Company adopted two stock option plans authorizing the issuance of options covering 900,000 share of the Company's common stock. Officers and Directors are eligible to participate in the Officers and Directors Stock Option Plan covering 600,000 share while key employees are eligible to participate in the Employee Stock Option Plan covering 300,000 shares. During 1998, the Company amended such Plans to increase the number of options issuable under each plan to be 350,000 for the Employee Stock Options Plan and 2,100,000 for the Officers and Directors Stock Option Plan. Participants receive incentive stock options pursuant to the Plan. Options granted under the Employee Stock Option Plan are exercisable for a period of not more than ten years from the inception of the Plan. Options granted under the Officers and Directors Stock Option Plan are exercisable for a period of not more than five years from the inception of the Plan. Selection of participants, allotment of shares, determination of exercise price and other conditions of the granting of options will be determined by the Company. Additionally, the Plan provides that no options may be issued at an exercise price that is less than the fair market value of the Company's common stock on the date of grant.

The following table summarizes stock option activity for the years ended December 31, 2000 and 1999:

Plan options
                                             2000                        1999
                                             ----                        ----

                                           Weighted                    Weighted
                                            average                    average
                                           exercise                    exercise
                               Shares       price        Shares         Price
                               ------       -----        ------         -----
Outstanding at the
   beginning of the year      2,562,000   $     .638    2,736,750    $     .751
Granted                              --           --    2,771,000         1.248
Exercised                            --           --         (353)         .875
Canceled                             --           --   (2,738,397)         .751
Expired                              --           --     (207,000)        1.099
                             ----------                ----------

Outstanding at the end of
   the year                   2,562,000   $     .638    2,562,000    $     .638
                             ==========                ==========

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  STOCK OPTIONS (continued)

Non-plan options

                                            2000                      1999
                                            ----                      ----

                                          Weighted                   Weighted
                                          average                    average
                                         exercise                   exercise
                              Shares       price        Shares        price
                              ------       -----        ------        -----
Outstanding at the
   beginning of the year       807,000   $    1.162      912,000    $     .984
Granted                             --           --      805,000           .99
Exercised                           --           --           --            --
Canceled                            --           --     (850,000)        1.574
Expired                             --           --      (60,000)         .875
                            ----------                ----------
Outstanding at the end of
   the year                    807,000   $    1.162      807,000    $    1.162
                            ==========                ==========

At December 31, 2000 all of the 807,000 Non-plan options and 2,562,000 Plan options were immediately exercisable.

The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation." In accordance with SFAS No. 123, the Company expensed $120,514 as compensation for options granted to consultants during the fiscal year ended December 31, 1999. As permitted by SFAS No. 123, the Company chose to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations for stock options issued to employees.

On March 10, 1999, the Board of Directors of the Company adopted a 1999 Incentive Stock Plan, ("the 1999 Plan"), whereby 4,000,000 shares of common stock have been reserved for issuance under the 1999 Plan. Stock options issued under the 1999 Plan are also expected to have limited stock appreciation rights, "LSAR ". An LSAR entitles the holder to receive within 60 days following a change in control an amount equal to the difference between the exercise price of the stock option and the market value of the common stock on the effective date of the change in control.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  STOCK OPTIONS (continued)

As required by SFAS 123, pro forma disclosures regarding net income and earnings per share must be computed as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999. No options were granted during the year ended December 31, 2000.

For the year ended December 31, 1999:

            Risk free interest rate                   7%
            Expected lives                            5
            Expected volatility                      50%
            Expected dividend yield                  --

For the year ended December 31, 2000:

            Risk free interest rate                   6%
            Expected lives                            4
            Expected volatility                      50%
            Expected dividend yield                  --

The Company's pro forma information under SFAS 123 for the years ended December 31, 2000 and 1999 were as follows:


                                                   2000                           1999
                                                   ----                           ----

                                      As            Pro             As            Pro
                                   reported        Forma          reported        Forma
                                  -----------    -----------    -----------    -----------
Net loss to common stockholders   $ 4,862,342    $ 5,606,971    $ 2,368,930    $ 3,408,659
                                  ===========    ===========    ===========    ===========

Net loss per share - basic
   and diluted                    $      (.34)   $      (.39)   $      (.17)   $      (.25)
                                  ===========    ===========    ===========    ===========

All stock options issued by the Company for shares prior to the Filing Date shall be cancelled at the Confirmation Date.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  INCOME TAXES

The Company had available at December 31, 2000, net operating loss carryforwards for federal and state tax purposes of approximately $13,600,000 that could be applied against taxable income in subsequent years from 2005 to 2020. The tax effect of the net operating loss is approximately $5,100,000 and a full valuation allowance has been recorded, since realization is uncertain.

There were no significant temporary differences for book and tax reporting purposes during the years ended December 31, 2000 and 1999. Components of the Company's deferred income taxes are as follows at December 31:

                                                 2000             1999
                                             ------------     ------------

     Net operating loss carryforwards        $ 13,600,000     $  7,000,000
                                             ============     ============

     Net deferred tax asset                     5,100,000        2,600,000
     Less valuation allowance                  (5,100,000)      (2,600,000)
                                             ------------     ------------

     Net deferred tax asset                  $         --     $         --
                                             ============     ============

The net change in the valuation allowance for the years ended December 31, 2000 and 1999 was an increase of $2,500,000 and $800,000, respectively.

Due to the bankruptcy, all of the carryforwards are subject to limitations on annual utilization because there will be an "equity structure shifts" or "owner shifts" involving 5% stockholders (as these terms are defined in Section 382 of the Internal Revenue Code), which will result in a more that 50% change in ownership. The annual limitation is based on the value of EBS as of the date of the ownership change multiplied by the applicable Federal Long Term Tax Exempt Bond Rate.

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the years ended December 31, 2000 and 1999 is as follows:

                                                 2000             1999
                                             ------------     ------------

     Income tax loss at federal statutory tax      (34.00)%         (34.00)%
     State taxes, net of federal benefit            (3.63)%          (3.63)%
     Change in valuation allowance                  37.63%           37.63%
                                             ------------     ------------

     Provision for income taxes                        -%               -%
                                             ============     ============

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.  COMMITMENTS AND CONTINGENCIES

The Company had lease commitments as of December 31, 2000 and, subsequent to year-end, rejected its lease agreements in accordance with the United States Bankruptcy Code.

Rent expense was $268,802 for the year ended December 31, 2000 and $173,395 for the year ended December 31, 1999.

14.  SEGMENT INFORMATION

The Company's two reportable segments are principally recorded by each subsidiary's records (credit reporting "QCC" and software sales and maintenance "EBS"). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information for the years ended December 31, 2000 and 1999 was as follows:

                                       EBS        QCC       Other      Total
                                     -------    -------    -------    -------

                                                2000 (in thousands)

     Sales                           $ 1,848    $ 1,575    $    --    $ 3,423
     Gross margin                        638        574         --      1,212
     Operating loss                   (1,045)      (324)    (3,057)    (4,426)
     Depreciation and amortization       132         52        139        323
     Total assets                        112         54         (7)       159
     Capital expenditures            $    --    $    18    $     7    $    25


                                                 1999 (in thousands)

     Sales                           $ 5,170    $ 1,317    $    --    $ 6,487
     Gross margin                      3,068        288         --      3,356
     Operating loss                     (701)      (567)      (836)    (2,104)
     Depreciation and amortization       113         18        143        274
     Total assets                        953      2,270        917      4,140
     Capital expenditures            $   174    $   805    $   128    $ 1,107

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


15.  LEGAL PROCEEDINGS

On March 23, 1999, QCC and a financial services company entered into a joint product sales and marketing agreement under which QCC was to provide two new consumer products, a credit monitoring product and a card registration product, and the financial services company was to market and sell such products.

On November 24, 1999, QCC terminated its agreement with the financial services company due to the alleged failure of the financial services company to perform its material obligations under such contract despite full and timely performance by QCC. Particularly, the financial services company was obligated under the agreement to, among other things, design and prepare certain marketing and sales materials, to establish a telemarketing sales effort, to undertake general marketing of the products and to introduce and market the products to financial services company's institutional clients.

On August 11, 2000 the agreement was settled for $475,000.

During 2000 various creditors filed lawsuits pertaining to non-payment of obligations. All such claims have been settled as part of the bankruptcy proceedings and payments will be in accordance with the plan of reorganization. The only remaining litigation relates to the QCC put option provisions of the merger agreement between the Company and CBS, which is being disputed by the bankruptcy trustee for CBS. This matter is scheduled to be resolved in August 2001.

16.  SUBSEQUENT EVENTS

At the effective date of the plan of reorganization, May 1, 2001, the Company adopted "Fresh Start Accounting, according to SOP 90-5 issued by the American Institute of Certified Public Accountants. In Fresh Start accounting, the Company is required to revalue its assets and liabilities similar to purchase accounting.