Form 10QSB
period 2001-03-31
ELECTRONIC BUSINESS SERVICES INC
filed 2001-08-15
CIK 764763

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________________ to _________________

                        Commission file number 2-96392-A

                       ELECTRONIC BUSINESS SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                              59-2493183
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

                 6801 POWERLINE ROAD, FORT LAUDERDALE, FL 33309
                    (Address of principal executive offices)

                                 (954) 935-8100
                           (Issuer's telephone number)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,893,625

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                       ELECTRONIC BUSINESS SERVICES, INC.

                                   FORM 10-QSB

                                      INDEX


PART I             FINANCIAL INFORMATION
                                                                        Page No.

Item 1. Financial Statements:

        Consolidated Balance Sheet March 31, 2001                              3

        Consolidated Statements of Operations
        Three Months Ended March 31, 2001 and March 31, 2000                   5

        Consolidated Statements of Cash Flows
        Three Months Ended March 31, 2001 and March 31, 2000                   6

        Selected Notes to Consolidated Financial Statements                    7


Item 2. Management's Discussion and Analysis of March 31, 2001 Results         9


PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                     11

Item 3. Defaults Upon Senior Securities                                       11

Item 6. Exhibits and Reports on Form 8-K                                      12


Signatures                                                                    13

                         PART 1 - FINANCIAL INFORMATION

                         Item 1. Financial Statementsx

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                              DEBTOR IN POSSESSION
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                     ASSETS

                                                                  March 31, 2001
                                                                  --------------

Current assets
      Cash and cash equivalents                                      $ 65,380
      Accounts receivable, Net of allowance for                       131,464
                doubtful accounts of $46,971
      Other current assets                                              5,577
                                                                     --------

                Total current assets                                  202,421

Property, plant, and equipment, net                                    15,484
                                                                     --------

                TOTAL ASSETS                                         $217,905
                                                                     ========




The accompanying notes are an integral part of these financial statements.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES

                              DEBTOR IN POSSESSION

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                     March 31, 2001
                                                                     --------------
Liabilities not subject to Compromise

Current liabilities
       Accounts payable                                              $    660,101
       Reorganization loan from related party investor                    315,777
       Deferred revenue                                                   105,603
                                                                     ------------
       Total current liabilities                                        1,081,481

Liabilities subject to compromise
       Accounts payable                                                 2,136,368
       Notes payable                                                    2,514,506
       Accrued wages                                                       27,024
                                                                     ------------
                                                                        4,677,898

                                                                     ------------
       Total liabilities                                                5,759,379

Preferred stock, Class E $1,000 par value, 12.5% cumulative             1,770,416
       2,200 shares issued, redemption value $2,200,000

Stockholders' deficit:
       Common stock, $.001 par value, authorized 50,000,000 issued         15,473
           and 15,473,965 outstanding

       Additional paid-in capital                                       6,728,502
       Accumulated deficit                                            (12,825,865)
       Common stock subject to puts                                    (1,230,000)
                                                                     ------------

       Total stockholders' deficit                                     (7,311,890)
                                                                     ------------

       Total liabilities and stockholders' deficit                   $    217,905
                                                                     ============




The accompanying notes are an integral part of these financial statements.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                              DEBTOR IN POSSESSION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                       Three months ended  Three months ended
                                                           March 31,          March 31,

                                                             2001               2000
                                                         ------------       ------------
Sales                                                    $    364,469       $    877,817

Cost of sales                                                 168,263            534,035
                                                         ------------       ------------

Gross profit                                                  196,206            343,782


Expenses
       Selling, general and administrative expenses           715,401            743,062

       Product Development                                     18,465            133,881
                                                         ------------       ------------


             Total expenses                                   733,866            876,943
                                                         ------------       ------------

Loss from operations                                         (537,660)          (533,161)

Other income and (expense)                                       --              (35,743)
                                                         ------------       ------------

Loss before reorganization expenses                          (537,660)          (568,904)

Reorganization expenses                                       (35,763)
                                                         ------------       ------------


Net loss                                                 $   (573,423)      $   (568,904)
                                                         ============       ============

Preferred dividends                                              --              108,785

Net loss to common stockholders                          $   (573,423)      $   (677,689)
                                                         ============       ============


Net loss per share
       Basic and diluted                                        (0.04)             (0.05)
                                                         ============       ============

Number of shares used in computation
       Basic and diluted                                   15,473,965         14,438,790
                                                         ============       ============



The accompanying notes are an integral part of these financial statements.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES
                              DEBTOR IN POSSESSION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                         Three months ended
                                                                              March 31,
                                                                      -------------------------
                                                                         2001           2000
                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                $(573,423)      $(568,904)
                                                                      ---------       ---------
     Adjustments to reconcile net income (loss) to net cash used in Operating activities:
                Depreciation                                              3,000          52,346
                Amortization                                             40,035         128,515
                Stock based compensation                                 10,295
                Accounts receivable                                      (8,559)        159,576
                Accounts payable and accrued expenses                   434,761         (48,169)
                Reorganization loan from related party investor         237,277
                Deferred revenue                                        (80,021)        108,878
                                                                      ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                53,070        (157,463)


CASH FLOWS FROM INVESTING ACTIVITIES:
         Other assets                                                                   (52,124)
         Development & purchase of software                                            (136,604)
                                                                      ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES                                      --          (188,728)


CASH PROVIDED BY FINANCING ACTIVITIES:
         Preferred dividends paid and accrued                                           (68,750)
         Funds provided by new financing                                                425,000
         Repayment of debt                                                             (114,000)
         Value of options issued for convertible note                                    20,000
                                                                      ---------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  --           262,250
                                                                      ---------       ---------

NET INCREASE (DECREASE) IN CASH                                          53,070         (83,941)

CASH - beginning of the period                                           12,310         117,667
                                                                      ---------       ---------

CASH - end of the period                                              $  65,380       $  33,726
                                                                      =========       =========


Supplemental disclosure of cash flow information

Cash paid for interest during the period                                 35,743

Cash paid for income taxes during the period                                  0



The accompanying notes are an integral part of these financial statements.

                       ELECTRONIC BUSINESS SERVICES, INC.

                     SELECTED NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Electronic Business Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Operating results for the three-month period ended March 31, 2001 is not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto in cluded in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2. Business

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

3. Plan of Reorganization

     On September 1, 2000 (the "Petition Date"), the Company filed a voluntary petition for creditor protection under Chapter 11 of the United States Bankruptcy Code in the United States

Bankruptcy Court for the Southern District of Florida. On November 24, 2000, the presiding CEO transferred management and control of the Company to former management. The Company, under new management, embarked immediately in implementing operational and systems improvements. The Company under creditor protection (the "Debtors") was operating the business as debtor-in-possession. The U.S. Trustee for the Southern District of Florida did not appoint a statutory committee of unsecured creditors, thus proceedings were not being jointly administered for procedural purposes.

     Management arranged for the completion of its "Debtor In Possession" financing in the form of a convertible "line of credit". The total amount raised was $700,000. The funds were used to operate the Company and its subsidiaries while in Chapter 11 Bankruptcy. Much of this funding was used to settle negotiated amounts with key vendors of the Company. These essential vendors include the credit repositories, equipment vendors, and telecommunication providers. The funds were also used to settle outstanding obligations with secured creditors of the Company. During this reorganization period, the Company, in accordance with Bankruptcy law, rejected numerous contracts. These contract rejections resulted in substantial initial savings to the Company and has reduced the financial burden of the Company significantly.

     Management submitted, on behalf of the "Debtor In Possession" lenders, a "Joint Plan of Reorganization", subsequently amended on March 12, 2001, that was accepted by the United States Bankruptcy Court and confirmed by the Court on May 01, 2001. Highlights of the "Plan" included: (1) the cancellation of all of the existing Capital Stock of the Company, including all Common and Preferred Stock, Options and Warrants; (2) the issuance of new Common Stock to (a) unsecured creditors of the Company (2%), (b) employees of the Company (2%), (c) DIP investors, upon conversion of the "line of credit" and (d) to "service provider professionals" during the Chapter 11 Bankruptcy proceedings. Additionally, all of the unsecured creditors will be paid in installments an amount equal to 5% of their unsecured filed claims. Upon confirmation of the Joint Plan of Reorganization, the Investor Group converted its entire "line of credit" into 36,000,000 New Common Shares of the Company.

     Following the confirmation of the Joint Plan of Reorganization, the Company raised in a private placement the sum of $685,000. These funds will be used for general working capital and should be sufficient to meet the Company's working capital needs through the fourth quarter of 2001.

4. Uncertainty-Going Concern

     The Company's continued long term existence is dependent upon its ability to implement its Bankruptcy reorganization plan and resolve its liquidity problems, principally by obtaining equity, increasing sales and achieving profitable operations. While undertaking the above, the Company must continue to operate from cash flow generated from operations and financings. The Company continues to operate at a loss and stockholders' deficit is increasing. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans in regard to this matter are to implement the reorganization plan, execute their new business plan, increase its marketing efforts and increase sales in an effort to generate positive cash flow. Additionally, the Company may seek to raise equity and may also rely on financings and cost reductions to improve liquidity and sustain operations. A related party company loaned the Company approximately $700,000 for operating expenses. At confirmation of the reorganization plan, the loan was converted into equity. Additionally, in 2001, the Company sold common stock totaling $685,000 before expenses.

     The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

     Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this documents well as statements made in press releases and/or statements that may be made by the Company or by officers, directors, or employees of the Company acting on the Company's behalf that are not statements of historical or current fact constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act 1995. Such forward looking statements involve known and unknown risks, uncertainties, and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates", or "plans" to be uncertain forward looking statements. The forward looking statements contained herein are also subject generally to other risk and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

     The following table sets forth information on operations for the periods indicated:


                           Percentage of Net Revenues
                               Three months ended
                                    March 31


          Consolidated
------------------------------------

                                    2001                            2000
                                  $       %                      $         %
                              -----------------             ------------------
Net Sales                     $ 364,469   100%              $ 877,817     100%
Cost of Sales                   168,263    46%                534,035      61%
Operating Expense               733,866   436%                876,943     100%
Loss from Operations           (537,660)  -73%               (533,161)    -61%
Interest Expense                     --     0%                 35,743       4%
Loss Before Income Taxes       (537,660)  -148%              (568,904)    -65%
Net Loss                       (573,423)  -157%              (568,904)    -65%




                           Percentage of Net Revenues
                               Three months ended
                                    March 31


            By Segment
------------------------------------

Engineered Business Systems

                                    2001                            2000
                                  $         %                    $         %
                              -----------------             ------------------
Net Sales                     $186,960     100%              $572,265     100%
Cost of Sales                   30,129      16%               341,191      60%



Quick Credit Corporation

Net Sales                     $177,509     100%              $413,080     100%
Cost of Sales                  138,134      78%               345,033      84%



     Sales for the three months ended March 31, 2001 were $364,469 or 58% lower than sales of $877,817 for the period ended March 31, 2000. The major factor that contributed to the Company's reduction in sales was that since the filing of the Chapter 11 Bankruptcy Petition on September 1, 2000, sales decreased due to the lack of confidence in the Company to operate as a viable going concern. Also on September 1, 2000, the Company divested itself of the income producing Outsourcing division.

     Cost of sales for the first quarter ended March 31, 2001 was $168,263 compared with $534,035 for the same period ended March 31, 2000. This is primarily a result of the lack of software sales that have a lower cost as a percentage of revenue. Gross profit as a percentage of revenue has decreased from $343,782 to $196,206.

     Selling, general and administrative (SG&A) expenses decreased to $715,401 for the current period ended March 31, 2001 from $743,062 during the same period ended March 31, 2000. While the Company has reduced SG&A expenses for the long term, the filing by the Company for protection under bankruptcy caused certain Company service providers and vendors to accelerate payments due.

     The loss from operations for the quarter ended March 31, 2001 was $537,660 which represents a difference of $4,499 from the loss from operations of $533,161 for the quarter ended March 31, 2000 for the reasons stated above. The net loss was $537,660 for the period ended March 31, 2001 compared to a net loss of $568,904 for the three months ended March 31, 2000. The Company is beginning to realize the benefits from efforts by management in the implementation of its business plan.

     At March 31, 2001 the Company had working capital deficit of $1,471,497 as compared to working capital deficit of $3,943,319 at March 31, 2000.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Since the entry of the confirmation order by the U.S. Bankruptcy Court, the Company has been pursuing objections to claims that have been outstanding and delayed. There are two remaining issues as follows:

     In connection with the 1998 acquisitions of Credit Bureau Services, Inc. ("CBS"), Steven and Kim Naimoli, shareholders of CBS, have asserted a claim for $600,000 (referred to as QCC Puts Payable in the financial statements in the annual Form 10-KSB). It is the Company's position that the Naimoli claim is merely equity and, pursuant to the Plan of Reorganization, all equity has been cancelled. The Naimoli Claims Objection has been delayed due to Mr. Naimoli's personal filing of bankruptcy which necessitated relief from stay in his bankruptcy case. Furthermore, other proceedings in his case have delayed the Company's ability to schedule the matter for hearing. The Company expects the matter to be scheduled and resolved in September 2001.

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

     From time to time, various claims, charges, and litigation may be asserted or commenced against the Company arising from, or related to, contractual matters, intellectual property, personal injury, insurance coverage and personnel and employment disputes. The Company may be involved in some litigation that, while the outcome cannot be predicted with certainty, the Company does not expect to have a material or adverse effect on the consolidated financial position.

Item 3. Defaults Upon Senior Securities

     The Company issued Series E preferred Stock to a venture capitalist pursuant to an agreement to establish a line of credit. The Series E preferred stock issued accrued dividends at the rate of twelve and one-half percent (12.5%) per year payable quarterly. The Company accrued an additional $40,035 during the first quarter of 2001. All the preferred stock issued by the Company was cancelled at the Confirmation Date. The Bankruptcy Court has approved an unsecured claim of $750,000 and issuance of 413,816 of newly issued shares of common stock.

Item 6. Exhibits and Reports on Form 8-K.

A.   Exhibits:

     None

B.   Reports on Form 8-K

On January 29, 2001, the Company filed Form 8-K in which it disclosed the following under Item 5:

     1. filed the Disclosure Statement and Plan of Reorganization with the U.S. Bankruptcy Court,

     2. entered into an agreement with a lending group for funds sufficient to continue operations and satisfy unsecured creditors,

     3.   appointed Charles Moche to the Board of Directors and

     4. clarified that certain former employees appear incorrectly as officers and directors of the Company on various web sites and browser sites.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Electronic Business Services, Inc.


                                   ---------------------------------------------
Date: August 15, 2001              Vito Bellezza, President and CEO and Director