Form 10QSB
period 2001-06-30
ELECTRONIC BUSINESS SERVICES INC
filed 2001-08-31
CIK 764763

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                       ELECTRONIC BUSINESS SERVICES, INC.

                                   FORM 10-QSB

                                      INDEX


PART I                 FINANCIAL INFORMATION

                                                                        Page No.
Item 1.   Financial Statements:

          Consolidated Balance Sheet June 30, 2001                         3

          Consolidated Statements of Operations for the Three
               Months Ended June 30, 2001 and 2000                         4

          Consolidated Statements of Operations for the Six
               Months Ended June 30, 2001 and 2000                         5

          Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 2001 and 2000                         6

          Selected Notes to Consolidated Financial Statements            7 - 8

Item 2.   Management's Discussion and Analysis of
               June 30, 2001 Results                                      10

PART II           OTHER INFORMATION

Item 1.   Legal Proceedings                                               14

Item 2.   Changes in Securities                                           15

Item 3.   Defaults Upon Senior Securities                                 15

Item 4.   Submission of Matters to a Vote of Security Holders             16

Item 5.   Exhibits and Reports on Form 8-K                                16

Signatures                                                                17

                         PART 1 -- FINANCIAL INFORMATION

                          Item 1. Financial Statements

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                   June 30, 2001
                                                                   ------------
ASSETS

Current assets

   Cash and cash equivalents                                        $   892,437
   Accounts receivable net of allowance for                             107,464
      doubtful accounts of: $48,736
   Other current assets                                                   5,577
                                                                    -----------
   Total current assets                                               1,005,478

   Property, plant and equipment, net                                    12,484

   Reorganization Value, net                                          1,278,613
                                                                    -----------
                                                                    $ 2,296,575
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabillities
   Accounts payable                                                 $   313,504
   Deferred revenue                                                     109,282
                                                                    -----------
   Total current liabilities                                            422,786
                                                                    -----------

Long term debt                                                          531,738
                                                                    -----------

Stockholders' deficit

   Preferred stock, authorized 1,000,000 and 0 outstanding                    0

   Common stock, $.001 par value, authorized 100,000,000;                49,894
      issued 49,893,625
   Additional paid in capital                                         1,335,106
   Accumulated deficit                                                  (42,949)
                                                                    -----------
   Total stockholders' deficit                                        1,342,051
                                                                    -----------
                                                                    $ 2,296,575
                                                                    ===========


The accompanying notes are an integral part of these financial statements.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                              Predecessor               The Company
                                                 -----------------------------------  ----------------
                                                 Three months ended  One month ended  Two months ended
                                                       June 30,          April 30,        June 30,
                                                        2000               2001             2001
                                                 ------------------  ---------------  ----------------
Sales                                               $    915,258      $    294,952      $    219,838

Cost of sales                                            672,812            34,076            83,983
                                                    ------------      ------------      ------------
Gross profit                                             242,446           260,876           135,855
Expenses
   Selling, general and administrative expenses          684,012           186,262           178,266
   Product development                                   113,002
   Stock based compensation expense                       10,295
   Amortization expense and goodwill write-off            36,552
   Litigation expense                                     64,410
                                                    ------------      ------------      ------------
      Total expenses                                     908,271           186,262           178,266
                                                    ------------      ------------      ------------
Profit (loss) from operations                           (665,825)           74,614           (42,411)

Other income and (expense)
   Interest expense, net                                 (53,032)                               (538)
                                                    ------------      ------------      ------------
      Total other income and expenses                    (53,032)             --                (538)
                                                    ------------      ------------      ------------
Loss before income tax provision                        (718,857)           74,614           (42,949)

Provision for income tax                                    --                --                --
                                                    ------------      ------------      ------------

Net profit (loss) from continuing operations            (718,857)           74,614           (42,949)
                                                    ------------      ------------      ------------
Net Profit (loss)                                       (718,857)           74,614           (42,949)

Preferred dividends                                      108,785              --                --

Net loss to common stockholders                     $   (827,642)     $     74,614      $    (42,949)
                                                    ============      ============      ============
Net loss per share
   Basic and diluted                                $      (0.06)     $       0.00      $      (0.00)
                                                    ============      ============      ============

Number of shares used in computation
   Basic and diluted                                  14,004,144        15,473,965        49,683,625
                                                    ============      ============      ============


The accompanying notes are an integral part of these financial statements.

                       ELECTRONIC BUSINESS SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                              Predecessor                The Company
                                                    ------------------------------      ------------
                                                     Six months       Four months         Two months
                                                       ended              ended             ended
                                                      June 30,          April 30,          June 30,
                                                        2000              2001               2001
                                                    ------------      ------------      ------------
Sales                                               $  1,793,075      $    659,421      $    219,838

Cost of sales                                          1,206,848           202,339            83,983
                                                    ------------      ------------      ------------

Gross profit                                             586,227           457,083           135,855

Expenses
   Selling, general and administrative expenses        1,355,590           901,663           178,266
   Product Development                                   246,884            18,465
   Stock based compensation                               20,590
   Amortization expense and goodwill write-off            73,104
   Litigation expenses                                    89,047            26,374
                                                    ------------      ------------      ------------
      Total expenses                                   1,785,215           946,502           178,266
                                                    ------------      ------------      ------------

Loss from operations                                  (1,198,988)         (489,419)          (42,411)

Provision for income tax                                    --                --                --
                                                    ------------      ------------      ------------

Net loss from continuing operations                   (1,198,988)         (489,419)          (42,411)

Other income and (expense),net                           (88,775)             (538)
                                                    ------------      ------------      ------------
Net loss                                              (1,287,763)         (489,419)          (42,949)

Preferred dividends                                      217,569              --                --

Net loss to common stockholders                     $ (1,505,332)     $   (489,419)     $    (42,949)
                                                    ============      ============      ============

Net loss per share
   Basic and diluted                                $      (0.11)     $      (0.03)     $      (0.00)
                                                    ============      ============      ============

Number of shares used in computation
   Basic and diluted                                  14,004,144        15,473,965        49,683,625
                                                    ============      ============      ============


The accompanying notes are an integral part of these financial statements.

               ELECTRONIC BUSINESS SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                               Predecessor                The Company
                                                                   -----------------------------------  ----------------
                                                                   Six months ended  Four months ended  Two months ended
                                                                    June 30, 2000     April 30, 2001     June 30, 2001
                                                                   ----------------  -----------------  ----------------
Cash flow from operating activities
   Net Income (loss)                                                 $(1,287,763)       $  (489,419)      $  (42,949)
   Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
         Depreciation                                                    104,692              4,000            2,000
         Amortization                                                    387,813             40,035           20,000
         Stock based compensation                                         20,590
         Accounts receivable                                             258,921            (33,115)          48,556
         Reorganization Value                                           (113,551)
         Accounts payable and accrued expenses                           255,838            330,315           54,089
         Reorganization loan from third party investor                   239,969           (700,000)
         Deferred revenue                                                 49,175            (78,495)           2,153
                                                                     -----------        -----------       ----------
Net cash used by operations                                             (210,732)            13,290         (729,702)

Cash flows from investing activities
   Other assets                                                          (13,405)
   Development & purchase of software                                   (217,778)
                                                                     -----------        -----------       ----------
Net cash used by investing activities                                   (231,183)

Cash provided by financing activities
   Preferred dividends paid and accrued                                 (137,500)
   Funds provided by new financing                                       615,814                           1,385,000
   Repayment of debt                                                    (146,500)
   Value of options issued for convertible note                           20,000
                                                                     -----------        -----------       ----------
Net cash provided by financing activities                                351,814                           1,385,000
                                                                     -----------        -----------       ----------
Net increase (decrease) in cash                                          (90,101)            13,290          655,298

Cash - beginning of the period                                           117,667             12,310          237,139
                                                                     -----------        -----------       ----------
Cash - end of the period                                             $    27,566        $    25,600       $  892,437
                                                                     ===========        ===========       ==========

Supplemental Disclosure of Investing and Financial Activities:
   Debt Relieved in Bankruptcy Proceedings                                              $ 4,677,898
   Long Term Debt Relieved in Bankruptcy Proceedings                                    $   531,738
   Preferred Stock Cancelled in Bankruptcy Proceedings                                  $ 1,730,381


The accompanying notes are an integral part of these financial statements.

                       ELECTRONIC BUSINESS SERVICES, INC.

                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of Electronic Business Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Operating results for the six-month period ended June 30, 2001 is not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

     On October 8, 1999, the Company's Florida predecessor merged with and into Electronic Business Services, Inc., a Delaware company that survived the merger.

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

     New management arranged for "Debtor In Possession" financing in the form of a convertible "line of credit". The total amount funded during the bankruptcy proceeding was $700,000. The funds were used to operate the Company and its subsidiaries while in Chapter 11 Bankruptcy. Much of this funding was used to settle negotiated amounts with key vendors of the Company. These essential vendors include the credit repositories, equipment vendors, and telecommunication providers. The funds were also used to settle outstanding obligations with secured creditors of the Company. During this reorganization period, the Company, in accordance with Bankruptcy law, rejected numerous contracts. These contract rejections resulted in substantial initial savings to the Company and has reduced the financial burden of the Company significantly.

     Management submitted a "Joint Plan of Reorganization", subsequently amended on March 12, 2001, which was accepted by the creditors and confirmed by the United States Bankruptcy Court on May 01, 2001. Highlights of the "Plan" included: (1) the cancellation of all of the existing Capital Stock of the Company, including all Common and Preferred Stock, Options and Warrants; (2) the issuance of new Common Stock to (a) unsecured creditors of the Company (2%), (b) employees of the Company (2%), (c) DIP investors, upon conversion of the "line of credit" and (d) to "service provider professionals" during the Chapter 11 Bankruptcy proceedings. Additionally, all of the unsecured creditors will be paid in installments an amount equal to 5% of their allowed unsecured claims. Upon confirmation of the Joint Plan of Reorganization, the DIP Investor Group converted its entire "line of credit" into 36,000,000 New Common Shares of the Company.

     The Company has accounted for its reorganization using fresh start accounting. All assets and liabilities have been restated to reflect their reorganization values that approximate fair values at the reorganization date. See Plan of Reorganization Schedule on page 9 which details the fresh start opening balances as of May 1, 2001.

     Following the confirmation of the Joint Plan of Reorganization, the Company raised in a private placement the sum of $685,000. These funds will be used for general working capital and should be sufficient to meet the Company's working capital needs through the fourth quarter of 2001.

                       Electronic Business Services, Inc.
                             Plan of Reorganization
                                Recovery Analysis


                                                                       New        Fresh Start
                               Balance            Recovery         Common Stock    Accounting
                            April 30, 2001      Adjustments        Adjustments      5/1/2001
                             -----------        -----------         ---------      ----------
Cash                              25,600            211,539                           237,139

A/C Receivable                   156,020                                              156,020

Other Current Assets               5,577                                                5,577

PP & E                            14,484                                               14,484

Reorganization Value                                485,062           700,000       1,185,062

Accounts Payable                (590,163)           330,748                          (259,415)

Reorganization Loan             (318,469)           318,469                                 0

Deferred Revenue                (107,129)                                            (107,129)

Liabilities/Compromise        (4,677,898)         4,677,898                                 0

Long Term Liabilities                              (531,738)                         (531,738)


Preferred Stock               (1,770,416)         1,770,416                                 0

Common Stock                     (15,473)            15,473           (40,180)        (40,180)

Add Paid in Capital           (6,728,502)         6,728,502          (659,820)       (659,820)

Accumulated  Deficit          12,776,369        (12,776,369)                                0

Puts                           1,230,000         (1,230,000)                                0

4.   Uncertainty-Going Concern

     The Company's continued long-term existence is dependent upon its ability to implement its Bankruptcy Reorganization Plan and resolve its liquidity problems, principally by obtaining financing, increasing sales and achieving profitable operations. While undertaking the above, the Company must continue to operate from cash flow generated from operations and financings. The Company continues to operate at a loss and stockholders' deficit is increasing. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management's   plans  in  regard  to  this  matter  are  to  implement  the reorganization plan, execute its new business plan, increase its marketing efforts and increase sales in an effort to generate positive cash flow. Additionally, the Company may seek to raise equity and may also rely on financings and cost reductions to improve liquidity and sustain operations. As part of the DIP financing, a company in which the CEO and the CFO of the Company had a beneficial interest, loaned the Company approximately $700,000 for operating expenses. At confirmation of the Reorganization Plan, the loan was converted into equity. Additionally, in 2001, the Company sold common stock totaling $685,000 in a private placement before expenses.

     The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

     Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document, as well as statements made in press releases and/or statements that may be made by the Company or by officers, directors, or employees of the Company acting on the Company's behalf that are not statements of historical or current fact, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act 1995. Such forward looking statements involve known and unknown risks, uncertainties, and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes", "belief", "expects", "intends", "anticipates", or "plans" to be uncertain forward looking statements. The forward looking statements contained herein are also subject generally to other risk and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

     The following table sets forth information on operations for the periods indicated:

                           PERCENTAGE OF NET REVENUES

Consolidated                          One month ended        Two months ended       Three months ended      Three months ended
                                     4/1/01 to 4/30/01       5/1/01 to 6/30/01           06/30/01                 06/30/00
                                        $           %           $           %           $           %           $           %
                                    -------------------     -------------------     -------------------     -------------------
Net Sales                            294,952       100%      219,838       100%      514,790       100%      915,258       100%
Cost of Sales                         34,076        12%       83,983        38%      118,059        23%      672,812        74%
Operating Expenses                   186,262        63%      158,266        72%      344,528        67%      908,271        99%
Income from Operations                74,614        25%      (22,411)      -10%       52,203        10%     (665,825)      -73%
Earnings (Loss) on Common             74,614        25%      (22,949)      -10%       51,665        10%     (827,642)      -90%

Engineered Business Systems           One month ended          Two months ended     Three months ended      Three months ended
                                     4/1/01 to 4/30/01         5/1/01 to 6/30/0           06/30/01                 06/30/00
                                        $           %           $           %           $           %           $           %
                                    -------------------     -------------------     -------------------     -------------------
Net Sales                            242,786       100%      121,388       100%      364,174       100%      415,425       100%
Cost of Sales                         12,596         5%       16,750        14%       29,346         8%      286,461        69%

Quick Credit Corporation             One month ended          Two months ended      Three months ended      Three months ended
                                         04/30/01                  06/30/01               06/30/01               06/30/00
                                        $           %           $           %           $           %           $           %
                                    -------------------     -------------------     -------------------     -------------------
Net Sales                             52,166       100%       98,450       100%      150,616       100%      499,834       100%
Cost of Sales                         21,480        41%       67,233        68%       88,713        59%      378,851        76%

$1 difference due to rounding.

                           PERCENTAGE OF NET REVENUES

Consolidated                         Four months ended      Two months ended          Six months ended       Six months ended
                                         04/30/01           05/1/01 to 06/30/01            06/30/01              06/30/00
                                        $           %           $           %            $           %           $          %
                                    -------------------     -------------------     -------------------     -------------------
Net Sales                            659,421       100%      219,838       100%       879,259       100      1,793,075     100%
Cost of Sales                        202,339        31%       83,983        38%       286,322        33      1,208,848      67%
Operating Expenses                   946,502       144%      158,266        72%     1,104,768       126      1,785,215     100%
Income from Operations              (489,419)      -74%      (22,411)      -10%      (511,830)      -58     (1,198,987)    -67%
Earnings (Loss) on Common           (489,419)      -74%      (22,949)      -10%      (512,368)      -58     (1,505,332)    -84%

Engineered Business Systems          Four months ended        Two months ended       Six months ended        Six months ended
                                         04/30/01             5/1/01 to 6/30/01          06/30/01                06/30/00
                                        $           %           $           %           $           %           $           %
                                    -------------------     -------------------     -------------------     -------------------
Net Sales                            429,746       100%      121,388       100%      551,134       100%      987,690       100%
Cost of Sales                         42,725        10%       16,750        14%       59,475        11%      627,652        64%

Quick Credit Corporation             Four months ended        Two months ended       Six months ended        Six months ended
                                         04/30/01                  06/30/01              06/30/01                06/30/00
                                        $           %           $           %           $           %           $           %
                                    -------------------     -------------------     -------------------     -------------------
Net Sales                            229,675       100%       98,450       100%      328,125       100%      805,385       100%
Cost of Sales                        159,614        69%       67,233        68%      226,847        69%      564,196        70%

$1 difference due to rounding.

     The Company emerged from its Chapter 11 proceeding and adopted fresh start accounting on May 1, 2001. Thus, the Company's balance sheets and statements of operations and cash flows after this date reflect a material change in accounting principles, while balance sheets and statements of operations and cash flows for periods prior to 5/1/01 do not.

     For purposes of comparative analysis, the three and six months ended June 30, 2001 include the results of the Predecessor Company for the period from April 1, 2001 to April 30, 2001 and January 1, 2001 to April 30, 2001, respectively and the Successor Company for the period May 1, 2001 to June 30, 2001. The principal differences between these periods relate to reporting changes regarding the Company's capital structure, changes in indebtedness and the revaluation of the Company's long-term assets to reflect reorganization value at May 1, 2001. These changes primarily affect amortization expense and interest expense.

Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2000

Consolidated

     Sales for the three months ended June 30, 2001 were $514,790 or a decrease of 44% from the $915,258 in sales for the same period ended June 30, 2000. The major factor that contributed to the Company's reduction in sales was that since the filing of the Chapter 11 Bankruptcy Petition on September 1, 2000, sales decreased due to the lack of confidence in the Company to operate as a viable going concern. The Company also believes that certain of its clients may have been redirected to other competitors due to the expiration of a non-compete to which certain affiliates of the Company were previously subject. Also on September 1, 2000, the Company purportedly divested itself of the Mortgage Quality Control Outsourcing division. (That purported divestiture is being contested by the Company in Bankruptcy Court.)

     Cost of sales for the second quarter ended June 30, 2001 was $118,059 compared with $672,812 for the same period ended June 30, 2000. This decrease is primarily a result of the purported divestiture of the Mortgage Quality Control Outsourcing Division and its related overhead and the reduction of allocated overhead in general. Gross profit as a percentage of revenue has increased from $242,446 for the three months ended June 30, 2000 to $396,731 for the same period ended June 30, 2001.

     Selling, general and administrative (SG&A) expenses decreased to $344,528 for the three months ended June 30, 2001 from $684,012 during the same period ended June 30, 2000. The Company has reduced SG&A expenses for the long term.

     The profit from operations for the quarter ended June 30, 2001 was $52,203, which represents a difference of $718,028 from the loss from operations of $665,825 for the quarter ended June 30, 2000. The net profit was $51,665 for the three months ended June 30, 2001 compared to a net loss of $827,643 for the three months ended June 30, 2000. The Company is beginning to realize the benefits from efforts by management in the implementation of its business plan.

Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

Consolidated

     Sales for the six months ended June 30, 2001 were $879,259 or a decrease of 51% from the $1,793,075 in sales for the same period ended June 30, 2000. The major factor contributing to the Company's reduction in sales was due to the lack of customer confidence in the Company since its Chapter 11 Bankruptcy Petition on September 01, 2000, to be able to operate as a viable going concern. Also on September 1, 2000, the Company purportedly divested itself of the sales generating Mortgage Quality Control Outsourcing Division.

     Cost of sales for the six months ended June 30, 2001 was $286,322 compared with $1,206,848 for the same period ended June 30, 2000. This is primarily a result of not only the purported divestiture of the Mortgage Quality Control Outsourcing Division and its related overhead but also the reduction of allocated overhead in general, the effects of Bankruptcy, the costs of bankruptcy legal expenses, the costs of moving, and the costs of our marketing initiative. Gross profit as a percentage of revenue has increased from $586,227 for the six months ended June 30, 2000 to $592,937 for the same period ended June 30, 2001.

     Selling, general and administrative (SG&A) expenses decreased to $1,059,929 for the six-month period ended June 30, 2001 from $1,355,590 during the same period ended June 30, 2000. The Company has reduced SG&A expenses for the long term and the filing by the Company for protection under bankruptcy caused certain Company service providers and vendors to accelerate payments due.

     At June 30, 2001 the Company had working capital of $582,692 as compared to a working capital deficit of $4,483,943 at June 30, 2000 largely due to infusion of new capital in a private placement and cancellation of debt in the bankruptcy proceeding.

     Management believes that the Company is well positioned towards meeting its business objectives as it embarks on a post bankruptcy stratagem. Most importantly, the Company was successful in emerging out of bankruptcy on terms significantly favorable to the Company. The Company has succeeded in forming a credible management team that has gained the confidence of outside investors who have contributed the necessary funding to sustain the Company during the uncertainty of the bankruptcy proceedings and beyond, as well as provide an attractive organizational strategy for success. Further, the Company is extremely encouraged by a dynamic marketing and sales group that has gained the respect and support of Company personnel and has revitalized its recognition in the industry and anticipates new and profitable contracts to be consummated in the near future. The Company has taken every precaution in assuring that expenses are kept at a minimum, and as indicated earlier, salaries have been kept at a modest level and expenses have been reduced. The research and development of the two previous years will serve as the foundation for additional R&D to improve and upgrade its proprietary software in the marketplace. The Company has moved to a new site that has provided a boost in morale among the employees and believes that these factors have collectively contributed to a positive outlook for the Company.

     The Company has recently entered the business-to-consumer market with the launch of its Consumer Services business, Consumer Guardian, for the credit reporting and credit card industries. The Company started this division as a result of marketing research and analysis that leads management to believe that there would be strong interest in its services and products, although no assurances could be made. This will minimize the impact of the boom-and-bust cycles of the mortgage industry affecting the Company going forward. The Company is currently preparing a comprehensive identity theft program for launch in early 2002.

     Recently, the Company teamed up with IBM through partners in development program and joined IBM's ASP Business Partner program. The Company's time to market will be greatly reduced. Having access to world-class technology both in hardware and software development tools will give all the Company's products tremendous scalability and reliability as well as cross platform availability. The Company's ability to access the IBM laboratories and IBM's development teams will keep the Company on the leading edge in technology. The Company will also be able to take advantage of IBM's vast marketing channels and financing options for the Company's customers. The Company is currently in the process of being certified by the ICSA for Internet security. Immediately after ICSA certification, the Company will officially release its QuickInfo software that will replace its QuickCREDIT software. QuickInfo allows users to access credit solutions securely through the Internet.


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

     In regard to the disposition of the Outsourcing Services Division, the Company has asserted that the assets were transferred prior to the bankruptcy filing without adequate consideration and has filed an Adversary Complaint to recover those assets. The assets constitute the outsourcing division of EBS and upon recovery of the assets; EBS intends to operate, once again, the outsourcing division. The trial on the Adversary Proceeding has been set for September 2001. It is expected that the trial will be short as the defendant has defaulted as to liability and will be defending the damage/remedy portion of the Complaint.

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

Item 2. Changes in Securities

     The Company currently has a total of 49,893,625 shares of Common Stock, $.001 par value, issued and outstanding. In June 2001, the Company raised $685,000 in a private placement with new investors under Regulation D of the Securities Act of 1933. The total number of Common Shares issued in connection with this placement was 9,713,333 shares. Upon confirmation of the Company's Joint Plan of Reorganization by the United States Bankruptcy Court on May 1, 2001, the Company cancelled all of its existing capital stock and issued new Common Stock. Also upon confirmation of the Joint Plan of Reorganization, the DIP Investor Group converted its entire $700,000 line of credit and accrued interest into 36,000,000 Common Shares of the Company. The balance of the Company's issued and outstanding shares were issued to service provider professionals, employees and unsecured creditors in connection with the Chapter 11 Bankruptcy proceedings.

Item 3. Defaults Upon Senior Securities

     In fiscal 2000, the Company issued Series E Preferred Stock to a venture capitalist pursuant to an agreement to establish a line of credit. The Series E Preferred Stock accrued dividends at the rate of twelve and one-half percent (12.5%) per year payable quarterly. The Company accrued an additional $40,035 during the first quarter of 2001. All the preferred stock issued by the Company was cancelled in accordance with the Joint Plan of Reorganization at the Confirmation Date and contemporaneously the United States Bankruptcy Court approved a settlement of an unsecured claim of $750,000 and issuance of 413,816 of newly issued shares of common stock to the preferred shareholders.

Item 4. Submission of Matters to a Vote of Security Holders

     In connection with the filing of the First Amended Plan, the Bankruptcy Court required that the common shareholders, who are a class of interest holders in the bankruptcy proceeding, vote on the acceptance of the First Amended Joint Plan of Reorganization. The Bankruptcy Court procedures required that such a vote be taken in spite of the cancellation of all pre-petition securities.

Item 5. Exhibits and Reports on Form 8-K

A.   Exhibits:

     None

B.   Reports on Form 8-K

     On April 16, 2001, the Company filed six separate Forms 8-K and submitted the "Debtor's Monthly Financial Report" for each month beginning September 2000 through February 2001 in lieu of the Form 10-K and Form 10-Q while bankruptcy proceedings were pending.

     On April 20, 2001, two separate Forms 8-K were filed in which the Company disclosed a) approval of the appointment of Thomas A. Secreto as a director of the Company and b) the mailing of ballots to all common shareholders (as a class of creditors) for a vote on the Amended Joint Plan of Reorganization and Amended Disclosure Statement.

     On June 1, 2001, a Form 8-K was filed addressing the a) approval by the United States Bankruptcy Court of the Amended Joint Plan of Reorganization and
b) the assignment of a new Cusip Number and trading symbol for the new Common Stock of the Company. On June 6, 2001, Form 8-K was filed in which the Company announced the resignation of the prior year certifying accountants and the appointment of new certifying accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Electronic Business Services, Inc.


                              ------------------------------------------------
                              Vito A. Bellezza, President and CEO and Director


Date:  August 30, 2001