Form 10QSB
period 2001-09-30
TANGENT SOLUTIONS INC
filed 2001-11-15
CIK 764763

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 2-96392-A

                             TANGENT SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

                    DELAWARE                              59-2493183
          (State or other jurisdiction                  (IRS Employer
        of incorporation or organization)             Identification No.)


                 6801 POWERLINE ROAD, FORT LAUDERDALE, FL 33309
                    (Address of principal executive offices)

                                 (954) 935-8100
                           (Issuer's telephone number)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,097,625

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             TANGENT SOLUTIONS, INC.
                                   FORM 10-QSB
                                      INDEX

PART I                 FINANCIAL INFORMATION

                                                                        Page No.

Item 1.  Financial Statements:

         Consolidated Balance Sheet September 30, 2001                     3

         Consolidated Statements of Operations for the Three
         Months Ended September 30, 2001 and 2000                          4

         Consolidated Statements of Operations for the Nine
         Months Ended September 30, 2001 and 2000                          5

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2001 and 2000                          6

         Selected Notes to Consolidated Financial Statements             7 - 8


Item 2.  Management's Discussion and Analysis of
         September 30, 2001 Results                                      9 - 15


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 5.  Exhibits and Reports on Form 8-K                                  16


Signatures                                                                 17

                         PART 1 - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                     ASSETS

                                                              September 30, 2001
                                                              ------------------

CURRENT ASSETS
    Cash and cash equivalents ..................................    $   338,026
    Accounts receivable, net of allowance
        for doubtful accounts of $49,933 .......................        193,561
    Other current assets .......................................          5,577
                                                                    -----------

           TOTAL CURRENT ASSETS ................................        537,164
                                                                    -----------

PROPERTY, PLANT AND EQUIPMENT ..................................          9,484
    net of accumulated depreciation

REORGANIZATION  VALUE (net of amortization) ....................      1,248,817
                                                                    -----------

                                                                    $ 1,795,465
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable ...........................................    $   286,629
    Deferred revenue ...........................................        115,109
    Current maturities of long term obligations related
            to bankruptcy ......................................        188,676
                                                                    -----------
         TOTAL CURRENT LIABILITIES .............................        590,414

Long term obligations related to bankruptcy ....................        309,624

                                                                    -----------

         TOTAL LIABILITIES .....................................    $   900,038
                                                                    -----------


STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, par value $.001, authorized
        1,000,000 shares, no shares issued and outstanding .....              -
    Common stock, $.001 par value, authorized 100,000,000 ......         50,098
        50,097,625 issued and outstanding
    Additional paid-in capital .................................      1,335,106
    Accumulated deficit ........................................       (489,777)
                                                                    -----------

         TOTAL STOCKHOLDERS' EQUITY ............................        895,427
                                                                    -----------


                                                                    $ 1,795,465
                                                                    ===========


The accompanying notes are an integral part of these financial statements.

                                      TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (Unaudited)

                                                                     Predecessor                    The Company
                                                                  ------------------             ------------------

                                                                  Three months ended             Three months ended
                                                                  September 30, 2000             September 30, 2001


Sales ............................................................   $    682,749                   $    368,303

Cost of Sales ....................................................        486,170                        199,725
                                                                     ------------                   ------------

Gross Profit .....................................................        196,579                        168,578

Expenses
       Selling, general and administrative expenses ..............        560,491                        515,914
       Legal expenses ............................................         53,220                         60,495
       Product Development .......................................        117,634                              -
       Stock Based Compensation Expense ..........................         10,295                              -
       Amortization Expense and Goodwill Writeoff ................         36,552                         30,000
                                                                     ------------                   ------------

            Total expenses .......................................        778,192                        606,409
                                                                     ------------                   ------------

Loss From Operations .............................................       (581,614)                      (437,831)

Other Income and (Expense)
       Interest Expense Net ......................................        (26,387)                       (13,731)
       Interest Income ...........................................              -                          4,734
       Gains From Settlement of Lawsuit ..........................        475,000                              -
                                                                     ------------                   ------------

                                                                          448,613                         (8,997)
                                                                     ------------                   ------------

Loss Before Income Tax Provisions ................................       (133,000)                      (446,828)

Provision for Income Taxes .......................................              -                              -
                                                                     ------------                   ------------

Net Loss .........................................................       (133,000)                      (446,828)

Preferred Dividends, including prior period
       adjustments to dividends ..................................       (173,795)                             -
                                                                     ------------                   ------------

Net Income (Loss) to Common Stockholders .........................   $     40,795                   $   (446,828)
                                                                     ============                   ============
Net Loss Per Share
       Basic and Diluted .........................................              -                          (0.01)
                                                                     ============                   ============
Weighted Average Number of Shares
       Basic and Diluted .........................................     14,026,644                     46,272,932
                                                                     ============                   ============


                                       The accompanying notes are an integral
                                         part of these financial statements.

                                        TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF OPERATIONS
                                                     (Unaudited)

                                                                    Predessor                             The Company
                                                     -------------------------------------------    ------------------------

                                                     Nine months ended       Four months ended         Five months ended
                                                     September 30, 2000       April 30, 2001          September 30, 2001



Sales .............................................  $         2,475,824    $           659,421     $                588,141

Cost of Sales .....................................            1,693,018                202,339                      283,708
                                                     -------------------    -------------------     ------------------------

Gross Profit ......................................              782,806                457,082                      304,433

Expenses
       Selling, general and administrative expenses            1,916,081                901,663                      674,718
       Legal expenses .............................              142,266                 26,374                       60,495
       Product Development ........................              364,517                 18,465                            -
       Stock Based Compensation Expense ...........               30,885                      -                            -
       Amortization Expense and Goodwill Writeoff .              109,656                      -                       50,000
                                                     -------------------    -------------------     ------------------------

            Total expenses ........................            2,563,405                946,502                      785,213
                                                     -------------------    -------------------     ------------------------

Loss From Operations ..............................           (1,780,599)              (489,420)                    (480,780)

Other Income and (Expense)
       Interest Expense Net .......................              115,162                      -                      (13,731)
       Interest Income ............................                    -                      -                        4,734
       Gains From Settlement of Lawsuit ...........             (475,000)                     -                            -
                                                     -------------------    -------------------     ------------------------

                                                                (359,838)                     -                       (8,997)
                                                     -------------------    -------------------     ------------------------

Loss Before Income Tax Provisions .................           (1,420,761)              (489,420)                    (489,777)

Provision for Income Taxes ........................                    -                      -                            -
                                                     -------------------    -------------------     ------------------------

Net Loss ..........................................           (1,420,761)              (489,420)                    (489,777)

Preferred Dividends ...............................               43,774                      -                            -
                                                     -------------------    -------------------     ------------------------

Net Loss to Common Stockholders ...................  $        (1,464,535)   $          (489,420)    $               (489,777)
                                                     ===================    ===================     ========================
Net Loss Per Share
       Basic and Diluted ..........................                (0.10)                 (0.03)                       (0.01)
                                                     ===================    ===================     ========================
Weighted Average Number of Shares
       Basic and Diluted ..........................           14,011,644             15,473,965                   46,272,932
                                                     ===================    ===================     ========================


                                          The accompanying notes are an integral
                                            part of these financial statements.

                                        TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (Unaudited)

                                                                           Predecessor                       The Company
                                                               ---------------------------------------   -------------------
                                                               Nine months ended     Four months ended    Five months ended
                                                               September 30, 2000     April 30, 2001      September 30,2001
                                                               ------------------    -----------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss) .....................................   ($       1,420,762)   ($        489,419)  ($          489,777)
                                                               ------------------    -----------------   -------------------
     Adjustments to reconcile net income (loss) to
        net cash used in Operating activities:
              Depreciation .................................              157,358                4,000                 5,000
              Amortization .................................              523,777               40,035                50,000
              Stock based compensation .....................               30,885                    -                     -
              Accounts receivable ..........................              226,535              (33,115)              (37,541)
              Reorganization Value .........................                    -                    -              (113,551)
              Accounts payable and accrued expenses ........              414,826              330,315                27,214
              Deferred revenue .............................              192,901              (78,495)                7,980
              Gains from settlement of lawsuit .............             (475,000)                   -                     -
                                                               ------------------    -----------------   -------------------

NET CASH USED BY OPERATIONS ................................             (349,480)            (226,679)             (550,675)


CASH FLOWS FROM INVESTING ACTIVITIES:
        Other assets .......................................              (37,924)                   -                     -
        Development & purchase of software .................             (358,895)                   -                     -
        Purchase of leasehold improvements & equipment .....               (7,248)                   -                     -
                                                               ------------------    -----------------   -------------------

NET CASH USED BY INVESTING ACTIVITIES ......................             (404,067)                   -                     -


CASH PROVIDED BY FINANCING ACTIVITIES:
        Proceeds from sale of common stock .................              307,264                    -                     -
        Preferred dividends paid and accrued ...............             (207,011)                   -                     -
        Funds provided by new financing ....................              699,947                    -             1,385,000
        Reorganization loan from third party investor ......                    -              451,508              (700,000)
        Repayment of debt ..................................             (146,500)                   -               (33,438)
        Value of options issued for convertible note .......               20,000                    -                     -
                                                               ------------------    -----------------   -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..................              673,700              451,508               651,562
                                                               ------------------    -----------------   -------------------

NET INCREASE (DECREASE) IN CASH ............................              (79,847)             224,829               100,887

CASH - beginning of the period .............................              117,667               12,310               237,139
                                                               ------------------    -----------------   -------------------

CASH - end of the period ...................................   $           37,820    $         237,139   $           338,026
                                                               ==================    =================   ===================


                                          The accompanying notes are an integral
                                            part of these financial statements.

                             TANGENT SOLUTIONS, INC.
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements of Tangent Solutions, Inc. (the "Company" or "Tangent"), f/k/a Electronic Business Services, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.       Business

Tangent Solutions, Inc., a Delaware corporation, through its operating subsidiaries (collectively with the subsidiaries, the "Company"), creates software and provides services primarily to the mortgage lending and credit agency industries. The Company also fulfills requests from independent membership clubs for credit information products. All of the Company's business operations are conducted through Engineered Business Systems, Inc. ("EBS"), QuickCREDIT Corp. ("QCC") and Consumer Guardian, Inc. ("CGI"). EBS, acquired by the Company in December 1996, develops and sells software quality assurance products and services for the mortgage and credit industry. QCC is a wholly owned corporation formed by the Company in February 1998, which compiles information provided by credit repositories, organizes the information in the form of reports and sells the comprehensive credit reports to its customers. CGI is another wholly owned corporation and was formed by the Company in August 2001 to specialize in membership club services and consumer credit.

On October 8, 1999, the Company's Florida predecessor merged with and into Tangent Solutions, Inc., formerly known as Electronic Business Services, Inc., a Delaware company that survived the merger.

3.       Plan of Reorganization

On September 1, 2000 (the "Petition Date"), the Company filed a voluntary petition for creditor protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida. On November 24, 2000, the then presiding CEO transferred management and control of the Company to existing management.

The Company arranged for "Debtor In Possession" ("DIP") financing in the form of a convertible "line of credit". The total amount funded during the bankruptcy proceeding was $700,000. The funds were used to operate the Company and its subsidiaries while in Chapter 11 Bankruptcy and to settle negotiated amounts with key vendors of the Company. These essential vendors include the credit repositories, equipment vendors, and telecommunication providers. The funds were also used to settle outstanding obligations with secured creditors of the Company. During this reorganization period, the Company, in accordance with Bankruptcy law, rejected numerous contracts. These contract rejections resulted in substantial initial savings to the Company and has reduced the financial burden of the Company significantly.

Management submitted a "Joint Plan of Reorganization", subsequently amended on March 12, 2001, which was accepted by the creditors and confirmed by the United States Bankruptcy Court on May 1, 2001. Highlights of the "Plan" included: (1) the cancellation of all of the existing Capital Stock of the Company, including all Common and Preferred Stock, Options and Warrants; (2) the issuance of new Common Stock to (a) unsecured creditors of the Company (2%), (b) employees of the Company (2%), (c) DIP investors, upon conversion of the "line of credit" and
(d) to "service provider professionals" during the Chapter 11 Bankruptcy proceedings. Additionally, all of the unsecured creditors will be paid in installments an amount equal to 5% of their allowed unsecured claims. Upon confirmation of the Joint Plan of Reorganization, the DIP Investor Group converted its entire "line of credit" into 36,000,000 New Common Shares of the Company.

The Company has accounted for its reorganization using fresh start accounting. All assets and liabilities have been restated to reflect their reorganization values that approximate fair values at the reorganization date. See "Plan of Reorganization Schedule" set forth in the Company's Form 10-QSB for the period ended June 30, 2001.

Following confirmation of the Joint Plan of Reorganization, the Company raised $685,000 in a private placement. These funds are being deployed to satisfy settlements with creditors and to meet the Company's working capital needs as it enters into the fourth quarter of 2001.

4.       Uncertainty-Going Concern
The Company's continued long-term existence is dependent upon its ability to implement its Bankruptcy Reorganization Plan and to resolve its liquidity problems, principally by obtaining financing, increasing sales and achieving profitable operations. While undertaking the above, the Company must continue to operate from cash flow generated from operations and financings. The Company continues to operate at a loss and the accumulated deficit is increasing. These factors raise some doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to implement the Reorganization Plan, execute its new business plan, increase its marketing efforts and increase sales in an effort to generate positive cash flow. Additionally, the Company may seek to borrow funds or do additional equity financings and implement additional cost reductions to improve liquidity and sustain operations.

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

The following table sets forth information on operations for the periods indicated:

                                                      PERCENTAGE OF NET REVENUES

Consolidated
                                                     Predecessor                                          The Company
                              -----------------------------------------------------------   ----------------------------------------
                              Nine months ended     Four months ended  Three months ended   Five months ended     Three months ended
                              September 30, 2000    April 30, 2001     September 30, 2000   September 30, 2001    September 30, 2001

Net Sales .................    2,475,824    100%     659,421    100%     682,749    100%      588,141    100%       368,303     100%
Cost of Sales .............    1,693,018     68%     202,339     31%     486,170     71%      283,708     48%       199,725      54%
Operating Expenses ........    2,563,405    104%     946,502    144%     778,192    114%      785,213    134%       606,409     165%
Net Loss from Operations ..   (1,780,599)   -72%    (489,420)   -74%    (581,613)   -85%     (480,780)   -82%      (437,831)   -119%
Net Income (Loss) on Common   (1,420,761)   -57%    (489,420)   -74%      40,795      6%     (489,777)   -83%      (446,828)   -121%


Engineered Business Systems
                                                     Predecessor                                          The Company
                              -----------------------------------------------------------   ----------------------------------------
                              Nine months ended     Four months ended  Three months ended   Five months ended     Three months ended
                              September 30, 2000    April 30, 2001     September 30, 2000   September 30, 2001    September 30, 2001

Net Sales .................    1,465,956    100%     429,746    100%     478,266    100%      314,450    100%       193,121     100%
Cost of Sales .............      787,613     54%      42,725     10%     188,903     39%       64,965     21%        48,215      25%


Quick Credit Corporation
                                                     Predecessor                                          The Company
                              -----------------------------------------------------------   ----------------------------------------
                              Nine months ended     Four months ended  Three months ended   Five months ended     Three months ended
                              September 30, 2000    April 30, 2001     September 30, 2000   September 30, 2001    September 30, 2001

Net Sales .................    1,009,868    100%     229,675    100%     204,483    100%      273,691    100%       175,182     100%
Cost of Sales .............      905,405     90%     159,614     69%     297,267    145%      218,743     80%       151,510      86%

The Company emerged from its Chapter 11 proceeding and adopted fresh start accounting on May 1, 2001. Thus, the Company's balance sheets and statements of operations and cash flows after this date reflect a material change in accounting principles.

For purposes of comparative analysis, the three and nine months ended September 30, 2001 include the results of the Predecessor Company for the period from January 1, 2001 to April 30, 2001 and the Successor Company for the period May 1, 2001 to September 30, 2001. The principal differences between these periods relate to reporting changes regarding the Company's capital structure, changes in indebtedness and the revaluation of the Company's assets to reflect reorganization value at May 1, 2001. These changes primarily affect amortization expense and interest expense.

Three Months Ended September 30, 2001 vs. Three Months Ended September 30, 2000

Consolidated

Sales for the three months ended September 30, 2001 were $368,303, a decrease of 46% from the $682,749 in sales for the same period ended September 30, 2000. The major factor that contributed to the Company's reduction in sales was that since the filing of the Chapter 11 Bankruptcy Petition on September 1, 2000, customers have lacked confidence in the Company to operate as a viable going concern. The Company also believes that certain of its clients may have been redirected to other competitors due to the expiration of a non-compete to which certain affiliates of the Company were previously subject. Also on September 1, 2000, the Company divested itself of the Mortgage Quality Control Outsourcing Division, which had been another source of revenues for the Company. On September 26, 2001, an agreement was reached between the Company and the purchaser of the Division on terms that management deems are favorable to the Company and that should generate a stream of income to the Company for the next two and one-half years commencing in the fourth quarter of 2001.

Cost of sales for the third quarter ended September 30, 2001 was $199,725 compared with $486,170 for the same period ended September 30, 2000. This decrease is primarily a result of the purported divestiture of the Mortgage Quality Control Outsourcing Division and its related overhead and the reduction of allocated overhead in general. Gross profit as a percentage of revenue increased from 29% ($196,578) for the three months ended September 30, 2000 to 46% ($168,578) for the same period ended September 30, 2001, although there was a decrease in absolute terms.

Selling, general and administrative (SG&A) expenses decreased to $515,914 for the three months ended September 30, 2001 from $560,491 during the same period ended September 30, 2000.

The net loss from operations for the quarter ended September 30, 2001 was $446,828, which represents a difference of $313,828 from the loss from operations of $133,000 for the quarter ended September 30, 2000.

Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

Consolidated

Sales for the nine months ended September 30, 2001 were $1,247,562 or a decrease of almost 50% from the $2,475,824 in sales for the same period ended September 30, 2000. A major factor contributing to the Company's reduction in sales was due to the lack of customer confidence in the Company since its Chapter 11 Bankruptcy Petition on September 1, 2000, to be able to operate as a viable going concern. The Company's divestiture of its Mortgage Quality Control Outsourcing Division also contributed to the loss of sales during the nine months ended September 30, 2001. Sales generated by the Division were $423,403 for the nine months ending September 30, 2000. See, also, above discussion of Results for the Three Months Ended September 30, 2001 and 2000.

Cost of sales for the nine months ended September 30, 2001 was $486,047 compared with $1,693,018 for the same period ended September 30, 2000. This 29% decrease as a percentage of sales, from 68% for the nine month period ended September 30, 2000 to 39% for the same period ended in 2001, is primarily a result of not only the divestiture of the Mortgage Quality Control Outsourcing Division and its related overhead but also the reduction of allocated overhead in general, the effects of Bankruptcy, the costs of bankruptcy legal expenses, and the costs of moving. Gross profit as a percentage of revenue has increased from 32% ($782,806) for the nine months ended September 30, 2000 to 61% ($761,515) for the same period ended September 30, 2001.

Selling, general and administrative (SG&A) expenses decreased to $1,576,381 for the nine-month period ended September 30, 2001 from $1,916,081 during the same period ended September 30, 2000. The Company has reduced SG&A expenses for the long term. For the short-term, however, the Company incurred additional costs as a result of the bankruptcy proceeding, including the acceleration of payments due by certain Company service providers and vendors.

At September 30, 2001 the Company had a working capital deficit of $53,250 as compared to a working capital deficit of $4,328,150 at September 30, 2000. The Company's working capital increase was largely due to the infusion of new capital in a private placement and cancellation of debt in the bankruptcy proceeding.

Since existing management took charge of the Company on November 26, 2000, it believes that it has repositioned the Company to have the potential for future success. Management is aware, however, that the Company still faces many obstacles along the way. Over the past eleven months the Company has slashed expenses dramatically, in most cases for the long term. Management instituted a conservative hiring policy with sensible salaries and incentives. The Company raised money, both for the initial bankruptcy financing and later for satisfying the creditors in bankruptcy and for enough working capital to bring us to a projected profitable level. The Company has and continues to repair its reputation, both as a company proving that it will survive and one that can offer proper customer service. The Company's sales teams are also gaining new and former customers using new and improved products and services, which management considers superior to many competitors' products.

Over 30% of the Company payroll is spent on Research & Development in order to develop and re-develop products for our current markets. This money is being spent to assure continuity of the Company's participation in the financial markets with products that are state of the art and competitive. An example of this is our new QuickINFO Software that allows customers to access our servers via the internet.

The Chapter 11 Bankruptcy process was a painstaking, and time consuming process that resulted in our Joint Plan of Reorganization being confirmed by the United States Bankruptcy Court on May 1, 2001. Shortly after the confirmation, we moved our Company to new and larger premises. This proved to be a serious but necessary undertaking that resulted in a temporary reduction in business. The move allowed the Company to plan and build a new, secure, server room that forms the basis of our quest to become a certified secure facility, which will give us the ability to safely and securely deliver confidential information over the worldwide web. We are currently in the process of this certification by the ICSA. This, combined with our new IBM i-series hardware and VAI System 2000 enterprise system, scheduled for completion by year end 2001, will provide the Company with the complete ability to provide pertinent financial information to consumers in unlimited quantities, with great speed and state of the art security.

Recently, the Company teamed up with IBM through partners in development program and joined IBM's ASP Business Partner program. The Company's time to market may be greatly reduced. Having access to world-class technology both in hardware and software development tools will give all the Company's products scalability and reliability as well as cross platform availability. The Company's ability to access the IBM laboratories and IBM's development teams will help to keep the Company on the leading edge in technology. The Company may also be able to take advantage of IBM's vast marketing channels and financing options for the Company's customers. The Company will market its products along with IBM's hardware, software, services and financing products to provide a true one-stop shopping experience. As the Company grows its ASP customer base, the Company expects that it will need to purchase additional IBM products and may offer larger customers the option of purchasing their own system and placing it in either the Company's or IBM's secured facility. These combinations provide new options and opportunities for the Company, IBM and customers.

The Company is currently in the process of being certified by the ICSA for Internet security. Immediately after ICSA certification, the Company will officially release its QuickInfo software, which will be accessible over the internet and will replace its QuickCREDIT software.

SHORT & LONG TERM PLANS FOR THE COMPANY

The Company embarked on a transformation of its IT infrastructure. Senior management determined that if the Company did not have a reliable and scalable platform going forward, it could only expect operational and service problems in the future. It was determined that a secure hardware platform should be implemented. The IBM i-series was chosen. Additionally a company-wide Enterprise Software Platform was necessary so that operations would be simplified along with the entire accounting and auditing functions. The VAI Systems 2000 was chosen. Because of these changes, the Company will easily segue into its e-commerce niche to become technologically competitive with the current leaders in the Credit Reporting and Consumer Credit industries. These changes will allow us to concentrate on gaining market share through smart and effective marketing and an increased sales effort. In order to do e-commerce in a secure manner, a certification is required by the ICSA. Currently we are about 80% complete and expect a full certification by the ICSA as a "secure facility" with the ability to deliver personal and confidential information in the most secure manner. This certification is expected by year-end 2001.

EBS: The Company's flagship product ACES is regarded by experts as the leading quality control software package in the industry. The Company is currently preparing to release a new and improved version entitled ACES SILVER prior to the end of 2001. This product will be given to all ACES '98 users at no charge, providing they extend their software maintenance contract for three additional years. This will be an advantage to our customers, offering greater reliability. This will be an advantage to the Company, with less need to provide maintenance as well as because of the additional recurring revenue it creates.

We are not only fixing all known errors and bugs, but we are replacing the problematic database and replacing it with "DB-2" so that it can run on any platform and with greater reliability.

ACES 2000 is being worked on in the same manner as ACES SILVER and will be ready for its release as ACES GOLD by February 1, 2002. This release will coincide with the ACES Users Conference scheduled to be held in Fort Lauderdale, Florida about mid-February 2002.

Other features are planned which are expected to give a competitive edge to the Company's ACES product.

This past year has been a challenge to win back the confidence that was tarnished under the previous management. In order for the Company to succeed we must fulfill our commitments, achieve greater software sales and provide superior customer service. This service plan is already in effect.

QuickCREDIT Corp.: QuickCREDIT Corp. is currently beta testing and using the new QuickINFO software. QuickINFO operates via the Internet (TCP/IP) and therefore is free from all modem and printer user problems. Loading the software is relatively easy and the operation is simple. The output is superior compared to our previous products and to that of our competitors' products. When our Corporate hardware and software conversion is complete, we will embark on the conversion to a web-based delivery system with a target release date of March 2002. Other features are being added to enhance its value and ease of use. When the internet credit delivery system is available, installation of software will no longer be necessary and a new marketing campaign will be initiated.

We have contracted with the responsible Fannie Mae partners to deliver Fannie Mae reports. Since there has been market interest regarding this service, we have decided to make an investment in money and manpower to complete the necessary software changes. This will allow us to be full service to the mortgage industry.

The Company has recently hired a full-time Webmaster who has made the initial changes to our respective websites to correct all the current information. One by one, we will introduce new, modern websites for each of our respective subsidiary Companies. The websites will be equipped to do e-commerce business securely.

Consumer Guardian, Inc.: The Company has recently entered the business-to-consumer market with the launch of its consumer services business, Consumer Guardian Inc., for credit monitoring and credit card protection services. The Company started this division as a result of marketing research and analysis that led management to believe that there would be strong interest in its services and products, although no assurances could be made. If successful, this is expected to minimize the impact of the boom-and-bust cycles of the mortgage industry affecting the Company going forward. The Company is currently preparing a comprehensive identity theft program for launch in early 2002.

The Company expects that it will have sufficient cash, along with its anticipated sales revenue, to completely pay off its obligations to the unsecured creditors in bankruptcy by year-end 2001. The only remaining financial obligations are $498,300 payable to the Company's four (4) secured creditors, including short-term obligations of $188,676 and long-term obligations of $309,624. The Company has substantially reduced SG&A expenses from normal operations for the long term and continues to seek additional reductions. Further, management's financial projections indicate that cash on hand, combined with anticipated sales, will be sufficient to sustain the Company during the entire redevelopment phase, which is scheduled to be completed by March 2002. However, the sales must materialize as management has projected, and sales are vulnerable to circumstances that are out of the Company's control, such as outside market conditions, additional terrorist incidents, the health and well-being of our sales teams or any other unforeseen barriers.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Since the entry of the confirmation order by the U.S. Bankruptcy Court, the Company has been pursuing objections to claims that have been outstanding and delayed. The United States Bankruptcy Court has ruled on the Naimoli issues as follows:

In connection with the 1998 acquisition of Credit Bureau Services, Inc. ("CBS"),

Steven and Kim Naimoli, shareholders of CBS, have asserted a claim for $600,000 (referred to as QCC Puts Payable in the financial statements in the year 2000 annual Form 10-KSB). It has been the Company's position that the Naimoli claim is merely equity and, pursuant to the Plan of Reorganization, all equity has been cancelled. A hearing took place on September 7, 2001, at which time the Court ruled that the claim made by the Naimoli's was in fact "equity" and consequently the Naimoli claim was disallowed. The Company has no further liability with respect to this claim.

In regard to the disposition of the Quality Control Outsourcing Services Division, the Company had asserted that the assets were transferred prior to the bankruptcy filing without adequate consideration and had filed an Adversary Complaint to recover those assets. On or about September 26, 2001, the parties arrived at an agreement settling the dispute. The agreement provides for an increase in the charges for the use of the ACES software and for the cost of credit pulls, a one-time charge for the transfer of the client list, an increase in the annual software maintenance and the payment of accrued fees. Most of the accrued fees will be paid in January 2002 and payments will extend for a period ending on December 31, 2003, unless extended by both parties.

With the resolution of the above matters, no further claims will be allowed by the United States Bankruptcy Court with respect to the Chapter 11 proceeding. The Final Decree from the Court is expected in November 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders

In connection with the Certificate of Amendment of the Certificate of Incorporation of the Company, the common shareholders consented to a resolution to increase the number of authorized shares of the Company from 50 million to 100 million.

Item 5.  Exhibits and Reports on Form 8-K

A.       Exhibits:

None

B.       Reports on Form 8-K

On July 27, 2001, the Company filed Form 8-K in which the Company disclosed a) the change in the name of the Company from Electronic Business Services, Inc. to Tangent Solutions, Inc. and b) an increase in the number of its authorized shares of Common Stock from 50 million shares to 100 million shares and c) its new Cusip Number 875463.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Tangent Solutions, Inc.

Date:  November 15, 2001
                                   /s/ Vito A. Bellezza
                                   Vito A. Bellezza, President, CEO and Director


                                   /s/ Charles M. Moche
                                   Charles M. Moche, CFO