Form 10KSB
period 2001-12-31
TANGENT SOLUTIONS INC
filed 2002-06-24
CIK 764763

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended DECEMBER 31, 2001.

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ________________ to ________________

                          Commission File No. 2-96392-A

                             TANGENT SOLUTIONS, INC.
                 (Name of small business issuer in its charter)

            Delaware                                          65-0952956
  (State  or other  jurisdiction                            (IRS Employer
of  incorporation  or organization)                         Identification)

                 6801 Powerline Road, Fort Lauderdale, FL 33309
               (Address of principal executive offices) (Zip Code)

     Issuer's telephone number, including area code: (954) 935-8100

Securities  registered  pursuant to Section 12(b)
     of the Exchange Act:                          None

Securities  Registered  pursuant to Section  12(g)
     of the Exchange  Act:                         Common Stock, $.001 Par Value
                                                   (Title of Each Class)

(Name of Each Exchange on which Registered):       None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for the fiscal year ended December 31, 2001 were $1,675,409.

The new stock of the Company has not yet begun to trade, as of June 20, 2002.

The number of shares outstanding of the Issuer's common stock, par value $.001 per share, as of June 20, 2002, was 15,510,286.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

Documents incorporated by reference: Certain exhibits listed in Part III, Item 14 of this Annual Report on Form 10-KSB are incorporated by reference from the Registrant's Current Reports on Form 8-K filed with the Commission on December 12, 2000, January 30, 2001, April 16, 2001, April 20, 2001, June 1, 2001, June
6, 2001, September 20, 2001, and February 6, 2002.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                             Tangent Solutions, Inc.

                                Table of Contents

                                                                            Page

Part I

Item 1. Business...............................................................3
Item 2. Properties.............................................................9
Item 3. Legal Proceedings.................................................... 10
Item 4. Submission of Matters to a Vote of Security Holders...................10


Part II

Item 5. Market for Registrant's Common Equity and
            Related Stockholder Matters.......................................10
Item 6. Management's Discussion and Analysis of Financial Condition and
            Results of Operations ............................................11
Item 7. Financial Statements..................................................15
Item 8. Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure..............................................16


Part III

Item 9. Directors and Executive Officers of the Registrant....................16
Item 10.Executive Compensation................................................17
Item 11.Security Ownership of Certain Beneficial Owners and Management........19
Item 12.Certain Relationships and Related Transactions........................20


Item 13.Exhibits, Financial Statement Schedules and Reports on Form 8-K.......20

Signatures....................................................................22

PART I



Item 1.  BUSINESS


Overview

Tangent Solutions, Inc. ("Tangent"), a Delaware corporation, is the new name for Electronic Business Services, Inc. The change was effective July 27, 2001 and symbolizes the Company's transformation under new management and new ownership into a strong competitor in its core businesses. Through its operating subsidiaries (collectively with the subsidiaries, the "Company"), Tangent create software primarily for, and provides services primarily to, the mortgage lending and credit agency industries. The Company also fulfills requests from independent membership clubs for credit information products. All of the Company's business operations are conducted through Engineered Business Systems, Inc. ("EBS"), Quick CREDIT Corp. ("QCC") and Consumer Guardian, Inc. ("CGI"). EBS, acquired by the Company in December 1996, develops and sells quality assurance software products and services for the mortgage banking industry. QCC is a wholly owned corporation formed by the Company in February 1998, which compiles information provided by credit repositories, organizes the information in the form of reports and sells the comprehensive credit reports to its customers. CGI is another wholly owned corporation and was formed by the Company in August 2001 to specialize in membership club services and consumer credit.


Reorganization

On May 1, 2001 (the "Effective Date"), the United States Bankruptcy Court confirmed the Company's Amended Joint Plan of Reorganization dated March 12, 2001 (the "Plan"). As of the Effective Date of the Plan, the Company consummated several transactions, as follows:

-- cancelled all the existing Capital Stock of the Company that existed prior to May 1, 2001, including all Common and Preferred Stock, Options and Warrants;

-- issued 11,992,069 shares of Common Stock to Unsecured Creditors, Employees of the Company, DIP investors upon conversion of the Line of Credit and to service provider professionals during the Chapter 11 Bankruptcy proceedings; and

-- completed a $685,000 private offering by selling 2,714,005 shares of its common stock.



The Reorganized Company

Although the reorganization significantly reduced the debt of the Company, there were still substantial obligations and debt service requirements. The ability of the Company to meet the debt service obligations and other obligations depends on a number of factors, including the Company's ability to maintain operating cash flow from its revenue and its ability to raise funds from private offerings.



Recent Developments

New name and stock Symbol: On September 19, 2001, the Company changed its name to Tangent Solutions, Inc. from Electronic Business Services, Inc. The Company's stock symbol changed from AEBS to TSII. Through May 15, 2001 the Company's stock traded on the OTC Bulletin Board under the old symbol AEBS. The Company has not started trading under the new symbol TSII as of June 20, 2002.

Reverse Stock Split: On February 11, 2002, the Company affected a reverse stock split of its Common Stock. All holders of Common Stock of the Company will receive three (3) shares of new Common Stock for every ten (10) shares currently owned. The new CUSIP number is 875463 20 0.

The Subsidiaries

ENGINEERED BUSINESS SYSTEMS, INC.

EBS designs, develops, markets and supports a family of software products for the credit reporting and mortgage banking industries. EBS software products include (i) the Automated Compliance and Evaluation System (ACES(TM)) a quality control system for mortgage lenders, (ii) the EBS Xchange(R), an automated merged infile system with electronic data interchange (EDI) capabilities, (iii) the CRIS(R) Mortgage Reporting System, credit reporting software and (iv) DESC (Data Evaluation and Selection Criteria module), statistical sampling software for the mortgage banking industry.

In 1999, EBS introduced a new 32-bit version of ACES(TM) 98 v2.0, followed by ACES(TM) 2000 with Business Intelligence Reporting which incorporated a third-party software product into ACES(TM) and substantially increased the program's reporting capabilities.


Products and Services

The Automated Compliance and Evaluation System (ACES(TM))

Since 1994, Engineered Business Systems, Inc. has been a provider of mortgage quality control software and services for U.S. and multi-national mortgage bankers. EBS is the developer of ACES(TM), the Automated Compliance and Evaluation System, and DESC(TM), the Data Evaluation and Selection Criteria statistical sampling software. This software is used by mortgage bankers to reduce the time and cost associated with conducting mortgage quality control audits. Users have reported reductions in the average time to conduct an audit by more than 50%, compared to manual auditing, allowing mortgage bankers to maintain or reduce quality control labor costs while increasing loan origination volume.

The result of an initial $5 million development project, and subsequent investment in further development, the Automated Compliance and Evaluation System (ACES(TM)) continues to be the most advanced and complete mortgage quality control software system for mortgage bankers. ACES(TM) eliminates the need for mortgage bankers to develop far more costly in-house systems or frequently upgrade third-party "off the shelf" modules.

ACES(TM) is a customizable system and multi-user platform that performs on any 32-bit Windows desktop environment. The system can be installed on a LAN or WAN servers, and can be maintained by end-users with little or no IT involvement. The recent change in ACES(TM) makes the system compatible with a wide variety of databases, making the product "universally" installable. Built-in security features provide mortgage bankers with full control over individual user access to each system function, providing an additional level of security protection of non-public consumer information (NPI).

A single installation of ACES(TM) may also be stratified to provide individually definable levels of the system allowing users to segregate various types of mortgage audits, such as pre-funding mortgage audits or EPD audits, or to provide additional automation for consumer and/or commercial divisions for banks. The system's import and export capabilities enable off-site branch auditing or pre-acquisition loan portfolio analysis.

In the first quarter of 2002, EBS finished the development of its newest versions of the software, ACES(TM) Silver. This version is compatible with a wide variety of databases, and enables the user to request and retrieve credit reports from the credit reporting agencies securely over via the Internet, with two-way 128-bit encryption. ACES(TM) Silver was designed for use by low- to medium-volume mortgage bankers with basic reporting needs.


Data Evaluation and Selection Criteria (DESC(TM))

The Data Evaluation and Selection Criteria software (DESC(TM)) was introduced in 1998. DESC(TM) is licensed for use by mortgage bankers to compute the statistical samples in order to more accurately comply with investor requirements for conventional and government loans reviews, and to provide comparative statistical evaluations of loan aspects. DESC(TM) is a tool to more accurately calculate loan sample sizes than the alternative percentage-based sampling, while eliminating the need for mortgage bankers to employ a Statistical Analyst to perform these calculations.

DESC(TM) meets the needs of mortgage bankers seeking to quickly and accurately determine the loan sample size needed for quality control reviews as well as assess the degree to which the institution as a whole is meeting investors' compliance requirements. Statistical sampling is a way for mortgage bankers who produce a high volume of investor-acceptable mortgage loans to ease the burden on their Quality Control departments by reducing the number of loans needed for review. Mortgage bankers with moderate-to-high loan origination volumes and low error rates benefit from a substantial reduction in the number of loans that must be reviewed for compliance purposes.

In addition, DESC(TM) provides the ability to stratify predetermined risk groups (i.e., loans by investor type or by type of originator) for sampling purposes. The software calculates investor- required confidence levels and precision rates in combination with the institution's loan volume and the error rate associated with each risk group or loan type. Known as "stratification," this function allows mortgage bankers to validate risk assumptions based on any number of factors, verifying the overall quality of the mortgage loans being sold into the secondary market. This methodology supports the mortgage bankers' ability to maximize the information obtained from the quality control process, while minimizing the actual number of mortgage files to be reviewed.

To develop DESC(TM), Engineered Business Systems, Inc. employed professionals with PhDs in Applied Statistics and experience in the mortgage and technical manufacturing industries, to provide the mathematical foundation for the program. Certified mortgage quality managers and business risk management professionals provided the logic behind the mathematical formulations as applied to the loan quality assurance function.

In addition to calculating loan sample sizes, DESC(TM) is used to provide printed documentation of the statistical calculations, and produce graphic reports that can be included as part of the quality control audit documentation for investor compliance or management reviews, providing substantiation of the calculations used for determining sample sizes.


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

CRIS(R) is installed by EBS on a customer's personal computer or sold pre-packaged on new computer hardware.


EBS Xchange (R) -- iXchange (R)

At the heart of the EBS Data Center is the EBS Xchange(R) application. This software handles all of the credit report requests from users of EBS software systems with appropriate built-in credit reporting interfaces. It communicates credit information requests directly to the credit repositories, receives individual credit reports information from the credit repositories, merges and eliminates duplicate data, produces and transmits the final merged credit report to the requesting end user. This product has been moved to the IBM iSeries, with the help of the IBM Development Group in Rochester, MN, and is currently being tested on that platform. This transition will provide the company's operating systems with unlimited growth potential by increasing the reliability and speed of the system. This transition further enables the delivery of secure information over the Web with the most secure server in the industry.


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

The Company currently uses server-based technology to communicate and deliver the needs of the club members of the subsidiary Companies. However, the conversion of the PC-based technology to IBM's iSeries (formerly known as AS400) technology is in process to provide extreme reliability, scalability and endless expansion capability. Regardless of the size and/or number of membership clubs QCC or Consumer Guardian serves, this new technology will have full scalability for all of the Company's needs.

This technology transformation is scheduled for completion in 2002.

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

The Company is under a three-year contract with TruSecure (ICSA) for full security certification. This ensures not only that it is using all of the necessary security measures now, but also that it will stay current in the future. This covers every aspect of security, including, but not limited to the physical site, internal procedures, passwords, and encryption. All of the information residing on, being sent to, or sent from the Company's computer systems is safe and secure from intrusion and theft. In addition to the initial Internet port scans and intrusion detection by the ICSA, this is repeated on a regular basis with notification given to EBS of any changes that must be made. The Company's firewall is on the ICSA approved list. The new facility has been customized to provide an ICSA secure server environment. The Company has received ICSA certification as a "secure facility".

Computer backups are made on a daily, weekly, and monthly basis, currently using high-speed DLT tape drives that are stored in a fireproof safe.


EBS Sales and Marketing

In order to service its customers, the Company presently employs an experienced sales and marketing manager who is accomplished in sales and in the development of national marketing programs. Two sales representatives work on a salary plus commission basis and are responsible for the sales of ACES(TM) and DESC software products. The department is responsible for direct marketing of these products to prospective Licensees via demonstrations of these products to mortgage bankers, savings and loan associations, credit unions and other lenders. This sales and marketing effort will be supplemented by (i) additional sales, marketing and advertising, including a national Certified Reseller and/or a Channel Sales Program, the formation of strategic alliances within the industry including: outsourcing companies, mortgage banking associations and mortgage banking industry investors and (ii) strategically placed advertising in select industry publications, the review of the Company's quality control software products by respected industry publications, national investors and for the purpose of forming "total solution" partnership with IBM. The department includes a sales support person who works closely with upper management as well as the Company's technical support, IT and programming staff.

EBS derives revenue from its CRIS(R) and EBS Xchange(R) products based upon licensing of software, sales of hardware, annual software maintenance agreement payments, and monthly transactional fees.


QuickCREDIT CORP.

QCC was formed by the Company as a wholly owned subsidiary in February 1998 for the purpose of acquiring, consolidating and operating credit-reporting agencies. In April and May 1998, QCC acquired three mortgage credit-reporting agencies. QCC operates its business by using EBS's QuickINFO software to compile credit information from credit-repositories, creating an in-file and then selling the report.

QCC sales and marketing is headed by an experienced credit sales and marketing professional who also doubles as the Credit Compliance Officer, and leads an all-new team that has begun to market our brand-new QuickINFO software package that replaces the aging QuickCREDIT software. The main features of QuickINFO is its ability to be accessed by way of the Internet (TCP/IP), and its "new look" output that the industry has accepted extremely favorably. This QuickINFO software release was rolled-out immediately following our "ICSA Secure Certification".

During the second quarter of 2002, the Company entered into an agreement to sell its QCC client list to a competitor. This had been contemplated for some time, but became necessary when one of the major credit repositories terminated services to the Company.

Consumer Guardian

Consumer Guardian (CGI) currently services only one client, to alert subscribers to changes in their credit status. CGI invested significant time and resources in 1999 to develop the fulfillment center software application, which supports the delivery and management of these products and services and is believed by CGI management to create a significant barrier to competition. CGI has recruited and trained dedicated customer service representatives to national credit repository standards for these products.


Backlog

At December 31, 2001, the Company had no contract backlog. Revenue from software sales is recorded upon software delivery, hardware delivery, and training. The Company has entered into one to two year contracts for services that obligate customers to specific minimum transactions with the Company.


Employees

The Company's total workforce consisted of approximately 17 employees, of which 15 are full time at May 20, 2002. Of the approximately 17 people employed with the Company as of the date of this report, three (3) are engaged in marketing and sales, eight (8) are engaged in product development and support and customer service and seven (7) are involved in finance and administration. None of the employees are union members and none are covered under any collective bargaining agreements.


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

Research and Development

During 2001, the Company expensed $79,042 of research and development costs. The development activities were primarily focused on upgrading the EBS ACES, Xchange, QuickINFO and Consumer Guardian software. The Company estimates the spending for development for the fiscal year 2002 to be approximately $450,000.

Competition

The market for the Company's products is intensely competitive. The Company expects competition to increase and the Company's market share to remain stable as other companies introduce additional and more competitive Microsoft Windows(R)-based products in this market segment. Many of the Company's present or anticipated competitors have substantially greater financial, technical, marketing and sales resources than the Company. Many credit-reporting agencies have other software programs that generate credit reports from information supplied by the credit information repositories. As a result, CRIS(R), QuickINFO and Xchange(R) have significant competition. There can be no assurance that the Company will be able to compete successfully in the future.


Item 2.  PROPERTIES

Until June 30, 2001, the Company leased a facility in Fort Lauderdale, Florida consisting of approximately 6,000 square feet of office space at a base monthly rental of approximately $9,000 per month.

The Company moved to new facilities as of July 1, 2001 and has signed a five-year lease that commenced on August 1, 2001 at 6801 Powerline Road, Fort Lauderdale, Florida 33309 consisting of approximately 10,000 square feet of office and research and development space. The lease provides for a monthly rental during the first year of $8,333 per month in addition to all provisions of a net net lease. The facilities have been customized to provide an ICSA secure server environment.


Item 3.  LEGAL PROCEEDINGS

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the Company's fourth fiscal quarter of the year ended December 31, 2001, no matters were submitted to a vote of security holders of the Company.

PART II


Item 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS


Prior to the Effective Date of the Plan, prices for the common stock of the Company were traded on the OTC Bulletin Board (the "Bulletin Board") under the trading symbol "AEBS". The common stock was regularly quoted and traded on the Bulletin Board.

As of June 20, 2002, there was no closing bid price for the Company's old common stock as they were cancelled on May 15, 2001 effective with the Bankruptcy Confirmation. The new common stock of the Company was not trading on June 20, 2002.

The following table sets forth, on a per share basis for the periods indicated, the high and low closing prices for the Company's common stock ("AEBS") for the two year period ending December 31, 2001 based upon information supplied by the Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

--------------------------------------------------------------------------------
                                                HIGH ($)     LOW ($)
--------------------------------------------------------------------------------

          Calendar 2001

          January 1 through March 31            0.001         0.001
          April 1 through May 15                0.001         0.001
          May 16 through June 30*                N/A           N/A
          July 1 through September 30*           N/A           N/A
          October 1 through December 31*         N/A           N/A

          Calendar 2000

          January 1 through March 31            0.59          0.25
          April 1 through June 30               0.50          0.09
          July 1 through September 30           0.16          0.03
          October 1 through December 31         0.03          0.01

--------------------------------------------------------------------------------
*The common stock of the Company was not trading during this period
--------------------------------------------------------------------------------

Holders. As of June 20, 2002, there were no shares of old common stock issued and outstanding. As of June 20, 2002, there were 15,510,286 of new common stock issued and outstanding with approximately 192 holders of record of the Company's common stock.

Dividends. During fiscal 2001, the Company did not pay any dividends on its shares of capital stock and does not anticipate paying any dividends on its common stock in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant to the Company's ability to pay dividends.


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

This section presents a review of the Company's financial condition and results of operations and should be read in conjunction with the consolidated financial statements of the Company and the notes included elsewhere in this Report.

For purposes of comparative analysis, the twelve months ended December 31, 2001 include the results of the period from January 1, 2001 to April 30, 2001 (pre-confirmation date) and for the period from May 1, 2001 through December 31, 2001 (post-confirmation date).


Twelve Months Ended December 31, 2001 vs. Twelve Months Ended December 31, 2000

Consolidated


The Company's Joint Plan of Reorganization (the "Plan") under Chapter 11 of the Bankruptcy Code was confirmed by the United States Bankruptcy Court on May 1, 2001, and the Order was signed on May 12, 2001. In order to end the Chapter 11 Bankruptcy, two essential tasks had to take place, and did. The first was a tough, but interesting discipline to reduce expenses to a point that made sense, while operations continued. This included reducing payroll and eliminating many unnecessary positions. It also required the elimination of many contracts, negotiating essential services and finding new, more affordable suppliers. The Company received its Final Decree from the Court on January 15, 2002. All of the pre-petition unsecured creditors of the Company were fully paid by year-end 2001 in accordance with the Plan.

The next task was to obtain the required funding for the Company. This was accomplished with a $685,000 equity private placement in June of 2001. The money raised was used for eliminating debt to the creditors of the Company, for the development of new products and for the rebuilding of the basic infrastructure and relocation of the Company, which included new IBM iSeries hardware and a VAI Enterprise Software Solution. The balance of the funding was used for general working capital.

A large expenditure was for the relocation of the general offices of the Company, which took place on July 1, 2001. In addition to moving costs, construction costs included the building of a "secure" computer room, with magnetic locks and solid-core doors for added security. These expenditures, plus the fees we paid to the "ICSA", resulted in the Company receiving its certification as a "secure facility". The result of this action gives the Company the ability to deliver sensitive information securely over the web. The move also resulted in a gain of over 50% more usable space and a savings in monthly rental expenses.

Phase I of the EBS product improvement program is nearly complete. The EBS Users Conference took place February 20-22, 2002. At the Users Conference, EBS introduced its Silver version of ACES with TCP/IP technology with biometrics security as an option.

The QCC subsidiary continued to be unprofitable during the entire year. New sales were being offset by the loss of customers to former employees of the Company, whose non-compete clauses had run out, and also to newer more technologically advanced companies offering more complimentary services. Even though, the Company continued to improve its products. QCC is using the QuickInfo software developed by EBS. This new program contains many advanced features, including TCP/IP connectivity and an advanced cosmetically correct output for easy viewing.

In the second quarter, the Company ceased all operations of QCC due to the sudden discontinuance of services by a major credit repository. The Company immediately sold its customer list to a competitor for payments to be received over a 13-month period based on total usage of service by those customers. QCC has been a continuing drain on earnings for several years.

In an attempt to renew the Company, not only did we build a new foundation for the Company to grow on, which included relocation of the Company's headquarters, adding the new IBM/VAI, ERP infrastructure and redesigned existing products and services, but, we also incorporated Consumer Guardian and changed the name of the Company to reflect its new image. During 2001, the Company succeeded in improving the reputation of the Company. Just when the Company hoped new sales would ramp up, the Company, along with the rest of the country, encountered the terror and tragedies of September 11. Spending in the US almost came to a halt and the Company felt it also. Sales today are visibly better than the past twelve months, as is the respect the Company is seeing from the customer base.

The Company has become an IBM Business Partner in the ASP Development Program. The Company now offers IBM's leasing services to our mortgage banking customers when they purchase our software licenses combined with IBM's hardware. This new arrangement removes yet another barrier in the sales process.

The aforementioned Consumer Guardian was incorporated to create the separation of the mortgage services businesses from the consumer services business. Consumer Guardian offers various credit services to consumers and is in the process of creating its own membership club. This club will offer credit card protection for its members. Additional services will include Identity Theft Protection and Identity Theft Prevention. These services have been met with great excitement from other professionals in the industry, and are being used as a springboard to raising capital for the Company.

The Company revolves around its EBS-Xchange Program, as all merge services flow through the EBS-Xchange. The new EBS-Xchange on the IBM iSeries is more than 90% complete and will offer all of the modern communication devices, security and all information delivered by way of the World Wide Web. We are, at most, a few weeks away from launching this new technology that will advance us to be as competitive as anyone in the industry. When completed, a new CRIS System will be developed (if the Company has the resources) and introduced before the end of 2002. CRIS is the software system that launched this Company in 1989. These newly introduced systems will allow the Company, and its subsidiaries, many cross-selling opportunities. The Company will attempt to market this "merge technology" service to the entire credit-granting marketplace, offering low price, speed, reliability and scalability beyond what is available today

In the continuance of its new image building, the Company has launched its new web sites. You may visit at www.tangent-solutions.com. The other web sites of the Companies wholly owned subsidiaries are linked on the home page of the Tangent web site and may be reached by a simple mouse click.

The Company is negotiating two separate Strategic Alliance Agreements that may significantly improve its position in the market place, and add additional services to its existing customers. Although management is confident, there can be no assurances that these Agreements will be executed.

The Company's new stock is expected to trade shortly on the NASD Bulletin Board after the filing of this 10KSB. The Company has cooperated fully with its market maker in responding with timely disclosure for submission to the NASD. No assurances can be made however, that the stock of the Company will trade.

Sales for the twelve months ended December 31, 2001 were $1,695,619 or a decrease of 50% from the $3,422,745 in sales for the period ended December 31, 2000. Management believes that a major factor that contributed to the Company's reduction in sales was due to the disposition of its ACES Outsourcing Division by previous management. Management also believes that, since the filing of the Chapter 11 Bankruptcy Petition on September 1, 2000, sales were adversely affected due to lack of confidence in the Company to operate as a viable going concern by potential and existing clients.

The cost of sales during 2001 was $713,702, representing a decrease of $1,496,943 from the cost of sales of $2,210,645, a decrease of 68%, for the same period last year. The decrease in cost of sales is due largely to the reduction of its sales force and service personnel. Gross profit, as a percentage of revenue, has increased to 58% for the year 2001 from 35% for the year 2000.

Selling, general and administrative ("SG&A") expenses were $2,301,335 for the year ending December 31, 2001 representing an increase of 4% from SG&A expenses of $2,215,232 for the year ending December 31, 2000. New management has been able to curtail SG&A expenses.

Product development expenses during the year were $79,042 compared with $364,134 for the same period in 2000, a reduction of 78%. Development costs incurred during the year were mainly associated with the development of new products for resale to consumers and for the development of QuickINFO. Management believes that investment in these products is essential to the Company's growth and product diversification. Management believes that the Company must expand its sources of revenue into areas that are less interest rate sensitive to reduce the impact of interest rate fluctuations that may be unfavorable to the mortgage industry, and thus unfavorable to the Company's business.

The Company's loss from operations for the year ending December 31, 2001 was $1,440,762. This loss represents a decrease of $2,952,330, or 67%, from the loss from operations of $4,393,092 for the prior year ending December 31, 2000 for the reasons stated above. Net income was $3,228,689 for the period ending December 31, 2001, compared to a loss of $4,862,342 for the same period in 2000. The difference of $8,091,031 was largely due to the forgiveness of debt relating to the Company's emergence from bankruptcy.

Engineered Business Systems, Inc.

Sales for EBS accounted for $955,521 or 56% of the Company's total revenue for the year ended December 31, 2001 compared to $1,847,474 or 54% of the Company's total revenue for the year ended December 31, 2000. The revenue decrease was a result of a disposition of its ACES Outsourcing Division by previous management and the continued decline of the revenue generated from the CRIS product line due to the consolidation of the CRIS client base. Cost of sales during the period ending December 31, 2001, was approximately $61,702, compared to cost of sales of $1,209,645 for the same period in 2000. The difference was a result of software sales, which have a significantly low direct cost.

Quick CREDIT Corp.

Total QCC revenues for the twelve months ended December 31, 2001 were $740,098, or 44%, compared to $1,575,271, or 46%, for the period December 31, 2000. Cost of sales during the period ending December 31, 2001 was approximately $653,000 compared to cost of sales of approximately $1,001,000 that was recorded during the same period in 2000. Gross profit as a percentage of revenues was 58% for the period ending December 31, 2001 compared to 35% for the period ending December 31, 2000. The difference was a result of lower revenue generated by the Consumer Guardian Division of QCC in 2001.

Liquidity and Capital Resources

The Company has funded its working capital and capital expenditures requirements with cash provided from operations, the private sale of the Company's stock, and debt and other equity financing. In 2000, the primary source of cash receipts was from payments for software and services. Management believes that cash flows from the issuance of equity and debt financing will be required to fund day-to-day operational expenditures, planned expansion and research and development in the immediate future. The cash available to the Company was sufficient to satisfy all of its working capital needs through fiscal 2001, although no assurances can be given that working capital will be sufficient to meet the capital requirements of the Company during fiscal 2002.



Recent Developments

Management arranged for the completion of its "Debtor In Possession" financing in the form of a convertible "line of credit". The total amount raised was $700,000 as of May 1, 2001, the Confirmation Date. The Debtor in Possession converted the entire $700,000 into common shares of the Company. The funds were used for operations related to the Company and its subsidiaries while in Chapter 11 Bankruptcy. Much of this funding was used to settle negotiated amounts with key vendors of the Company. Without these key vendors, the Company could not operate. These essential vendors include the credit repositories, equipment vendors, and telecommunication providers. The funds were also used to settle outstanding obligations with secured creditors of the Company. During this reorganization period, the Company, in accordance with Bankruptcy law, rejected numerous contracts. These contract rejections resulted in substantial initial savings to the Company and has reduced the financial burden of the Company significantly. Management submitted, on behalf of the "Debtor In Possession" lenders, a "Joint Plan of Reorganization", subsequently amended, that was accepted by the United States Bankruptcy Court and confirmed by the Court on May 1, 2001.

Highlights of the "Plan" included: (1) the cancellation of all of the existing Capital Stock of the Company, including all Common and Preferred Stock, Options and Warrants; (2) the issuance of new Common Stock to (a) unsecured creditors of the Company (2%), (b) employees of the Company (2%), (c) DIP investors, upon conversion of the "line of credit" and (d) to "service provider professionals" during the Chapter 11 Bankruptcy proceedings. Upon confirmation of the Joint Plan of Reorganization, the DIP investors converted their entire "line of credit" into 11,589,584 New Common Shares of the Company. Additionally, all of the unsecured creditors will be paid in installments an amount equal to 5% of their unsecured filed claims. See also Item 1. BUSINESS Reorganization and Item
3. LEGAL PROCEEDINGS.

Following the confirmation of the Joint Plan of Reorganization, the Company raised $685,000 before offering costs by selling 2,740,005 shares of its common stock pursuant to a private placement under Regulation D of the Securities Act. Net funds were used for general working capital and were sufficient to meet the working capital needs.

Management believes that the Company is positioned well towards meeting its business objectives as it embarks on a post bankruptcy stratagem. Most importantly, the Company was successful in emerging out of bankruptcy on terms significantly favorable to the Company. The Company has taken every precaution in assuring that expenses are kept at a minimum, and as indicated earlier, salaries have been kept at a modest level and expenses have been reduced. The Company is encouraged by the research and development of the past year that will be the foundation for additional R&D to improve and upgrade its proprietary software in the marketplace. The Company believes that all the above factors have collectively contributed to a positive outlook for the Company and better opportunities for it to meet its business goals. However, additional financing will be necessary to roll out new products and services and to expand marketing.


Item 7.  FINANCIAL STATEMENTS

The financial statements required by Item 7 are included in this report beginning on page F-1.



Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None

PART III



Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information concerning the Company's directors and executive officers during the 2001 fiscal year. On December 31, 2001, the directors and officers of the Company consisted of the following:


--------------------------------------------------------------------------------
Name                    Age   Position(s) with the Company
--------------------------------------------------------------------------------
Vito Bellezza (1)       64    Chairman of the Board, Chief Executive Officer
                                  and President
Charles M. Moche (2)    53    Secretary and Director
Thomas Secreto (3)      51    Director and Chief Information Officer
--------------------------------------------------------------------------------

1. Mr. Bellezza was appointed Chairman of the Company on November 24, 2000. The resignation of all prior directors and officers immediately followed.

2. Mr. Moche was appointed as a Director on January 19, 2001 and elected as an officer on April 24, 2001. Mr. Moche has resigned as the Chief Financial Officer on March 20, 2002.

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

Item 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows all the cash compensation paid or to be paid by the Company to the Chief Executive Officer, and all officers who received in excess of $100,000 in annual salary and bonus, for the fiscal years ended December 31, 2000, 1999 and 1998:



                                                                                                  Long Term Compensation
                                                                                         -----------------------------------------
                                                        Annual Compensation                Awards                    Payouts
                                            -------------------------------------------- ----------- ---------- ------------------
         (a)             (b)       (c)         (d)              (e)             (f)         (g)         (h)            (i)
----------------------- ------- ----------- ----------- -------------------- ----------- ----------- ---------- ------------------
                                                                             Restricted                LTIP         All Other
       Name and                                            Other Annual        Stock      Options/    Payouts     Compensation
  Principal Position     Year   Salary($)    Bonus($)    Compensation ($)      Awards     SARs(#)       ($)            ($)
----------------------- ------- ----------- ----------- -------------------- ----------- ----------- ---------- ------------------
   Vito A. Bellezza,     2001   $ 74,750       -0-              -0-             -0-         -0-         -0-            -0-
   CEO and President     2000   $ 85,977       -0-              -0-             -0-         -0-         -0-            -0-
          (1)            1999   $156,000       -0-              -0-             -0-         -0-         -0-            -0-
----------------------- ------- ----------- ----------- -------------------- ----------- ----------- ---------- ------------------
 Thomas Secreto, CIO     2001   $ 49,894       -0-              -0-             -0-         -0-         -0-            -0-
----------------------- ------- ----------- ----------- -------------------- ----------- ----------- ---------- ------------------
Charles M. Moche, CFO    2001   $ 34,208       -0-              -0-             -0-         -0-         -0-            -0-
----------------------- ------- ----------- ----------- -------------------- ----------- ----------- ---------- ------------------
  Harold S. Fischer,     2001      -0-         -0-              -0-             -0-         -0-         -0-            -0-
  CEO and President      2000   $ 97,500       -0-              -0-             -0-         -0-         -0-            -0-
       Resigned          1999   $156,000       -0-              -0-             -0-       700,000       -0-            -0-
         (2)
----------------------- ------- ----------- ----------- -------------------- ----------- ----------- ---------- ------------------
  John M. Campbell,      2001      -0-         -0-              -0-             -0-         -0-         -0-            -0-
   Vice President        2000   $ 66,750       -0-              -0-             -0-         -0-         -0-            -0-
      Resigned
----------------------- ------- ----------- ----------- -------------------- ----------- ----------- ---------- ------------------
   William C. Grose,     2001      -0-         -0-              -0-             -0-         -0-         -0-            -0-
   Vice President        2000   $ 83,500       -0-              -0-             -0-         -0-         -0-            -0-
       Resigned
----------------------------------------------------------------------------------------------------------------------------------

1. Mr.  Bellezza's  employment  with the  Company  terminated  in March 1999 and resumed in November, 2000.

2. Such options were cancelled in March 1999.

--------------------------------------------------------------------------------



The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Executive Officers named in the above Summary Compensation Table.



                     Option/SAR Grants in Last Fiscal Year
-----------------------------------------------------------------------------------
   (a)                   (b)                 (c)             (d)            (e)
-----------------------------------------------------------------------------------
                                          % of Total
                  Number of Securities   Options/SARs
                      Underlying          Granted to      Exercise or
                     Options/SARs        Employees in      Base Price    Expiration
Name                  Granted (#)         Fiscal Year      (# Shares)       Date
-----------------------------------------------------------------------------------
Vito Bellezza             0                   --               0             --
-----------------------------------------------------------------------------------
Charles M. Moche          0                   --               0             --
-----------------------------------------------------------------------------------
Thomas Secreto            0                   --               0             --
-----------------------------------------------------------------------------------




The following table sets forth certain information with respect to options exercised during the fiscal year ended December 31, 2000, by the Company's Executive Officers named in the Summary Compensation Table, and with respect to unexercised options held by such person at the end of the fiscal year ended December 31, 2000.


--------------------------------------------------------------------------------
               Aggregate Option/SAR Exercises In Last Fiscal Year
                     And Fiscal Year-End Option/SAR Values
--------------------------------------------------------------------------------
      (a)          (b)        (c)             (d)                   (e)
--------------------------------------------------------------------------------
                                      Number of Securities  Value of Unexercised
                                     Underlying Unexercised     In-the-Money
                                          Options/SARs          Options/SARs
                   Shares     Value        at FY-End (#)         at FY-End
                Acquired on  Realized      Exercisable/          Exercisable/
     Name       Exercise (#)   ($)        Unexercisable        Unexercisable (1)
--------------------------------------------------------------------------------
Vito Bellezza       0           0              0                     0
--------------------------------------------------------------------------------
Charles M. Moche    0           0              0                     0
--------------------------------------------------------------------------------
Thomas Secreto      0           0              0                     0
--------------------------------------------------------------------------------

All options were cancelled as of May 1, 2001 with the Bankruptcy Confirmation.

--------------------------------------------------------------------------------


Employment Agreements

Neither the Company nor its subsidiaries has employment agreements with any of its officers or employees and each serves at the will of the Company.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 15, 2002 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:


--------------------------------------------------------------------------------
   Name and Address of              Shares of Common Stock
   Beneficial Owner (1)               Beneficially Owned        Percent of Class
--------------------------------------------------------------------------------
   Vito A. Bellezza                      9,800,111 (1)               63.18%
   Charles Moche                            30,751                    0.20%
   Thomas Secreto                          471,600 (2)                3.04%

   All Officers and Directors
   As a Group (3 persons)               10,302,462                   66.42%
--------------------------------------------------------------------------------
Total number of shares outstanding at April 15, 2002 was 15,510,286.
--------------------------------------------------------------------------------
(1) Includes shares owned directly by Vito Bellezza (3,468,143), his wife Judith Bellezza (632,169). Also includes shares owned by a corporation (300,000) and other persons, trusts or entities (5,400,000) over which Mr. Bellezza has voting control.

(2) Includes shares directly owned by Thomas Secreto (231,600), his wife Marie Secreto (210,000) and his daughters (30,000).
--------------------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2000, the Company borrowed $200,000 in the form of bridge loans from its former president and his children. Promissory notes were issued bearing interest at ten percent (10%) per annum. The claim was settled in the bankruptcy proceedings in cash payments at five percent 5% of the total, two percent (2%) was paid at distribution date and the balance in seven monthly payments and pro-rata stock payments of free trading shares of the new equity in accordance with the Joint Plan of Reorganization.

Amounts due to the current president of the Company, in the amount of $307,700 pursuant to a settlement agreement dated in April 1999, was settled pursuant to the Joint Plan of Reorganization at five percent (5%) of the total, two percent (2%) was paid at distribution date and the balance in seven monthly installments. He also received a pro-rata stock payment of shares of the new equity.

In 2000, the Company raised funds in the form of DIP financing through a company in which the current president of the Company has a beneficial ownership interest. In 2000, the Company raised a total of $700,000 by May 1, 2001, the Bankruptcy Confirmation Date. The principal amount of the loan and accrued interest was converted into shares of the new equity on May 1, 2001, the Effective Date of the Joint Plan of Reorganization.



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

*Incorporated by reference to the current Report on Form 8-K filed with the Commission on October 25, 1999.

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

Dated:   Fort Lauderdale, Florida
June 21, 2002



                                              TANGENT SOLUTIONS, INC.

                                              By: /s/ Vito Bellezza
                                                 _______________________________
                                                 Vito Bellezza
                                                 President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



Signature                        Title                            Date


/s/ Vito Bellezza         Chief Executive Officer,           June 21, 2002
____________________       President and Director
   Vito Bellezza



/s/ Charles M. Moche      Director                           June 21, 2002
____________________        (Chief Accounting Officer)
  Charles M. Moche



/s/ Tom Secreto           Director                           June 21, 2002
____________________
    Tom Secreto

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTRONIC BUSINESS SERVICES, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                       AND
                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTRONIC BUSINESS SERVICES, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS



                                TABLE OF CONTENTS


                                                                          Page

     Report of Independent Certified Public Accountants                    F-3

     Consolidated Balance Sheet                                            F-4

     Consolidated Statements of Operations                                 F-5

     Consolidated Statement of Changes in Stockholders' Deficit            F-7

     Consolidated Statements of Cash Flows                                 F-8

     Notes to Consolidated Financial Statements                           F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Tangent Solutions, Inc.

We have audited the consolidated balance sheet of Tangent Solutions, Inc. and subsidiaries, formerly Electronic Business Services, Inc., as of December 31, 2001, and the related consolidated statements of operations, consolidated changes in stockholders' deficit, and consolidated cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tangent Solutions, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of its operations and cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting standards generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Tangent Solutions, Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                                     Sweeney, Gates & Co.


June 7, 2002
Fort Lauderdale, Florida

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTRONIC BUSINESS SERVICES, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

ASSETS
    Current assets:
      Cash and cash equivalents .................................   $    96,890
      Accounts receivable, net of allowance for doubtful accounts
        of $182,957 .............................................        85,961
      Other current assets ......................................         5,577
                                                                    ------------

         Total current assets ...................................       188,428

    Property, plant and equipment, net ..........................        51,598
                                                                    ------------

         Total assets ...........................................   $   240,026
                                                                    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
    Current liabilities:
      Accounts payable and accrued expenses .....................   $   396,287
      Deferred revenue ..........................................       134,380
      Current maturities of long term obligations ...............       215,534
                                                                    ------------

         Total current liabilities ..............................       746,201

    Long term obligations, less current maturities ..............       205,428
                                                                    ------------

         Total liabilities ......................................       951,629
                                                                    ------------

    Stockholders' deficit:
      Common stock, par value $.001; 100,000,000 shares
           authorized; 15,510,286 issued and outstanding ........        15,510
      Additional paid-in capital ................................     8,296,640
      Accumulated deficit .......................................    (9,023,753)
                                                                    ------------

         Total stockholders' deficit ............................      (711,603)
                                                                    ------------

              Total liabilities and stockholders' deficit .......   $   240,026
                                                                    ============


The accompanying notes are an integral part of these consolidated financial statements.

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTRONIC BUSINESS SERVICES, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                     2001           2000
                                                ------------   -------------

Sales ........................................   $ 1,695,619    $ 3,422,745
Cost of sales ................................       713,702      2,210,645
                                                 ------------   ------------

    Gross profit .............................       981,917      1,212,100
                                                 ------------   ------------

Operating expenses:
    Selling, general and administrative ......     2,301,335      2,215,232
    Product development ......................        79,042        364,134
    Impairment loss ..........................          --        3,033,843
    Depreciation and amortization ............         8,700        323,123
                                                 ------------   ------------

      Total operating expenses ...............     2,389,077      5,936,332
                                                 ------------   ------------

                                                  (1,407,160)    (4,724,232)
                                                 ------------   ------------
Other income and (expense):
    Interest expense .........................       (33,602)      (155,396)
    Other income .............................          --           11,536
    Gain from lawsuit settlement .............          --          475,000
                                                 ------------   ------------

         Total other income and (expense) ....       (33,602)       331,140
                                                 ------------   ------------

              Loss before reorganization items
                   and extraordinary item ...... $(1,440,762)   $(4,393,092)
                                                 ------------   ------------

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTRONIC BUSINESS SERVICES, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                     2001           2000
                                                ------------   -------------
Reorganization items:
    Professional fees ......................   $   (128,366)   $    (78,243)
    Stock issued to employees ..............        (55,437)           --
    Adjustment of pre-petition liabilities
         to claim amounts ..................      1,020,416          44,890
                                               -------------   -------------

      Total reorganization items ...........        836,613         (33,353)
                                               -------------   -------------

              Loss before extraordinary item       (604,149)     (4,426,445)

Preferred dividends ........................           --          (435,897)
                                               -------------   -------------

Net loss available to common stockholders ..       (604,149)     (4,862,342)

Extraordinary item:
    Gain on forgiveness of debt ............      3,832,838            --
                                               -------------   -------------

Net income (loss) available to
        common stockholders ................   $  3,228,689    $ (4,862,342)
                                               ============    =============

  Loss per share (basic and diluted) before
     extraordinary items ...................   $      (0.05)   $      (1.05)
  Income (loss) per share (basic and
     diluted) -- extraordinary item ........           0.34            --
                                               -------------   -------------

  Income (loss) per share (basic and
     diluted) ..............................   $       0.29    $      (1.05)
                                               ============    =============

     Weighted average shares outstanding ...     11,383,509       4,641,890
                                               ============    =============


The accompanying notes are an integral part of these consolidated financial statements.


                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTONIC BUSINESS SERVICES, INC.)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

------------------------------------------------------------------------------------------------------------------------------------
                                                                                               Common
                                             Common stock        Additional                    stock
                                       ------------------------    paid-in        Deferred    subject to   Accumulated
                                         Shares         Amount     capital      compensation     put         deficit       Total
------------------------------------------------------------------------------------------------------------------------------------

Balance  January  1, 2000              4,201,243   $     4,201  $  6,859,907  $   (27,600) $ (1,230,000) $ (7,825,997) $ (2,219,489)
  Charge  for  warrants  issued  in
    connection  with  refinance
    of  convertible  note                   --            --           8,500          --           --            --           8,500
Issuance of stock for  commissions        13,500            14        22,486          --           --            --          22,500
  Issuance of stock for  preferred
    dividends                            427,146           427       284,337          --           --            --         284,764
  Preferred dividends accreted
    and/or paid                             --            --        (435,897)         --           --            --        (435,897)
  Amortization of deferred
    compensation                            --            --            --          27,600         --            --          27,600
  Net loss                                  --            --            --            --           --      (4,426,445)   (4,426,445)
                                       ---------   -----------  ------------  ------------  ------------  ------------  ------------
Balance December 31, 2000              4,641,889         4,642     6,739,333          --     (1,230,000)  (12,252,442)   (6,738,467)

    Cancellation  of existing
      stock through bankruptcy
      proceedings                     (4,641,889)       (4,642)        4,642          --      1,230,000          --       1,230,000
    Issuance  of stock to
      investors                       11,589,584        11,590       688,410          --           --            --         700,000
    Issuance  of stock  for
      preferred  stock                   124,145           124        30,912          --           --            --          31,036
    Issuance of stock to
      vendors upon emergence
      from  bankruptcy                   278,340           278        69,307          --           --            --          69,585
    Issuance of stock to
      employees upon  emergence
      from  bankruptcy                   221,748           222        55,216          --           --            --          55,438
    Issuance  of stock for
      private placement                2,914,005         2,914       613,586          --           --            --         616,500
    Issuance of stock for
      services                           382,464           382        95,234          --           --            --          95,616
    Net  profit                             --            --            --            --           --       3,228,689     3,228,689
                                      ----------   -----------  ------------  ------------  ------------  ------------  ------------

Balance,  December 31, 2001           15,510,286   $    15,510  $  8,296,640  $       --   $       --    $ (9,023,753) $   (711,603)
                                      ==========   ===========  ============  ============  ============  ============  ============

------------------------------------------------------------------------------------------------------------------------------------
The  accompanying  notes are an integral  part of these  consolidated  financial statements.
------------------------------------------------------------------------------------------------------------------------------------


                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTRONIC BUSINESS SERVICES, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                  2001           2000
                                               -----------    ------------

Cash flows from operating activities:
   Net profit (loss) .......................   $ 3,228,689    $(4,426,445)
   Adjustments to reconcile net loss
       to net cash used in
       operating activities:
   Gain on forgiveness of debt .............    (3,832,838)          --
   Depreciation and amortization ...........         8,700        323,123
   Reorganization expenses paid through
       issuance of stock ...................       128,366           --
   Reorganization stock issued
       to employees ........................        55,437           --
   Adjustment of pre-petition liabilities
       to claims amounts ...................    (1,020,416)          --
   Impairments .............................          --        3,033,843
   Deferred compensation ...................          --           27,600
   Option charge ...........................          --            8,500
   Stock based compensation ................          --           22,500
   Accounts receivable .....................        36,944        389,360
   Other current assets ....................          --            7,600
   Accounts payable and accrued expenses ...       172,894        254,766
   Deferred revenues .......................       (51,244)      (140,937)
                                               ------------   ------------
       Net cash used by
          operating activities .............    (1,273,468)      (500,090)
                                               ------------   ------------

Cash flows provided by investing activities:
   Other assets ............................          --           96,784
   Development and purchase
       of software .........................          --          (18,163)
   Purchase of property and equipment ......       (41,814)        (7,248)
                                               ------------   ------------
       Net cash provided (used)
          by investing activities ..........   $   (41,814)   $    71,373
                                               ------------   ------------


(Continued)


The accompanying notes are an integral part of these consolidated financial statements.

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTRONIC BUSINESS SERVICES, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                         2001           2000
                                                     ------------   ------------

Cash flows provided from financing activities:
   Investment in common stock ....................   $   700,000    $      --
   Private placement .............................       665,000           --
   Increase in notes payable .....................       137,034           --
   Increase in notes payable to
       claims amounts ............................          --          224,197
   Funds provided by new financing ...............          --          778,447
   Repayment of debt .............................      (102,172)      (679,284)
                                                     ------------   ------------
      Net cash provided by
         financing activities ....................     1,399,862        323,360
                                                     ------------   ------------

      Net decrease in cash .......................        84,580       (105,357)

Cash, beginning of period ........................        12,310        117,667
                                                     ------------   ------------

Cash, end of period ..............................   $    96,890    $    12,310
                                                     ============   ============

Supplemental disclosures of cash flow information:
    Cash paid for interest .......................   $    33,602    $   155,396
                                                     ============   ============

    Income taxes paid during the year ............   $      --      $      --
                                                     ============   ============

Non-cash financing and investing activities:
    Payment of finder's fee through
        issuance of stock ........................   $    43,500    $      --
                                                     ============   ============
    Accretion of preferred stock discount ........   $      --      $   163,897
                                                     ============   ============
    Issuance of options and
        warrants for services ....................   $      --      $     8,500
                                                     ============   ============
    Preferred stock dividends
        paid in common stock .....................   $      --      $   284,764
                                                     ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTRONIC BUSINESS SERVICES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  THE COMPANY AND BASIS OF PRESENTATION

Tangent Solutions, Inc. (the "Company"), formerly Electronic Business Services, Inc., was incorporated under the laws of the State of Delaware in 1999. The Company owns three subsidiary corporations, Engineered Business System Inc.
("EBS"), Quick Credit Corporation ("QCC") and Consumer Guardian Corporation ("CGI"). EBS designs, develops and sells software systems and provides maintenance contracts for the software for the mortgage quality control and the credit reporting industries. QCC was formed on February 27, 1998 for the purpose of providing credit reports to the retail residential mortgage industry. CGI, was formed to provide credit services directly to consumers and to service membership clubs. This Company had no operations as of December 31, 2001.

On September 1, 2000, (the "Filing Date"), the Company and its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court"). From September 1, 2000 through April 30, 2001, the Company operated its business and managed its affairs as a debtor-in-possession. The United States Bankruptcy Court confirmed the joint Plan of Reorganization (the "Plan") on May 1, 2001 (the "Confirmation Date"). The final decree from the Bankruptcy Court was issued on January 15, 2002. All of the common and preferred stock that was outstanding on the Confirmation Date was cancelled and new shares of common stock were issued in accordance with the Plan. A creditor stock pool was established, which held two percent (2%) of the new equity in accordance with the Plan that was used for pro-rata distribution of stock payments. The holders of allowed unsecured claims, including employees, received a stock payment of free trading shares of the new equity from the creditor stock pool. Additionally, a two percent (2%) stock pool was established as an incentive for employees who stayed with the Company through bankruptcy and thereafter. The Company may, at its discretion, issue the shares to employees up to the maximum of two percent (2%). The employee shares vest in four quarterly amounts commencing with the Confirmation Date.

Majority holders of the Company's voting shares before Confirmation received the majority of voting shares after Confirmation. Therefore, a change of control did not occur. The Company continued its basis of accounting and did not adopt fresh start accounting which would apply if there was a change in control.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Cash and cash equivalents -- The Company considers all unrestricted deposits and highly liquid investments, readily convertible to known amounts, with an original maturity of three months or less, to be cash equivalents.

Property and equipment -- Property and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation for equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method. During the year ended December 31, 2000, the Company recognized impairment expenses.

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTRONIC BUSINESS SERVICES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets -- The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

Revenue recognition -- Revenue is recognized when the product is shipped, title and risk transfers to the customer and collection of the resulting receivable is reasonably assured. Revenue from software sales is generally recognized upon execution of a sales contract, the delivery of the software and completion of the major portion of the contract requirement. Revenue from maintenance contracts is amortized over the term of the agreements.

Product development expenses -- Product development expenses are charged to expense as incurred. These costs primarily consist of salaries paid to programmers. Product development costs for the twelve months ended December 31, 2001 and 2000 were $79,042 and $364,134, respectively.

Income taxes -- The Company accounts for income taxes on an asset and liability approach to financial accounting. Deferred income tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred asset will not be recognized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Income (loss) per share -- The Company accounts for earnings per share according to Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which requires presentation of basic and diluted earnings or loss per share. There were no dilutive securities or options outstanding at December 31, 2001. Since the Company experienced losses, no diluted earnings per share are presented for the year ended December 31, 2000. Earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period.

Use of estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimated.

Fair value of financial instruments -- The carrying amounts reported in the balance sheet for cash and accounts receivables approximate fair value based on the short-term maturity of the instruments involved.

Concentration of credit risks -- Financial instruments that potentially subject the Company to concentrations of credit risk consists principally of trade accounts receivable.

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTRONIC BUSINESS SERVICES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment reporting -- The Company reports its segment information according to Statement of Financial Accounting Standards Board No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The segments are reported based on management's approach for making operating decisions and addressing performance. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

Recent accounting pronouncements -- In June 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued, which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS 141. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets" and related interpretations. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 for its fiscal year commencing January 1, 2002, and the Company has not concluded the effect, if any, SFAS 142 will have on its consolidated financial statements.

In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") was issued, which establishes standards for reporting the obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. The Company will adopt SFAS 143 no later than its fiscal year commencing January 1, 2003, and the Company has not concluded the effect, if any, SFAS 143 will have on its consolidated financial statements.

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") was issued, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 supercedes in part FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Further, it amends ARB No. 51, "Consolidated Financial Statements." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 for its fiscal year commencing January 1, 2002, and the Company has not concluded the effect, if any, SFAS 144 will have on its consolidated financial statements.

In April of 2002, Statement of Financial Accounting Standards No. 145 ("SFAS 145") was issued, which rescinded SFAS Statements No. 4, 44 and 64, amended No. 13 and contained technical corrections. Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated, and if material, classified as an extraordinary item, net of related income tax. As a result of SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, namely that they are unusual and infrequent and not part of an entity's recurring operations. The Company has applied SFAS 145, as it relates to SFAS 4 to its financial statements for the year ended December 31, 2001. The Company will adopt the remainder of SFAS 145 for its fiscal year commencing January 1, 2002, and the Company has not concluded the effect, if any, SFAS 145 will have on its consoldiated financial statements.

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTRONIC BUSINESS SERVICES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  UNCERTAINTY -- GOING CONCERN

The Company's continued existence is dependent upon its ability to implement its business plan after emerging from bankruptcy on May 1, 2001. The Company must resolve its liquidity problems, principally by obtaining equity, increasing sales and achieving profitable operations. The Company experienced losses for the year ended December 31, 2000, and an operating loss before reorganization items and extraordinary item of $1,440,762 for the year ended December 31, 2001, and has a working capital deficit of $557,774 as of December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regards to this matter are to create additional products and refine existing products, much of which is completed and awaiting introduction to the marketplace. It also plans to expand its sales force, increase its market penetration and volume of sales and to further reduce its operating costs to generate positive cash flow. Additionally, the Company must raise equity in order to finance its expansion, to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


4.  BANKRUPTCY PROCEEDINGS

On the Confirmation Date the Company emerged from bankruptcy. The Plan provided for the following:

Secured Debt --

The Company's $425,000 of secured debt was exchanged for $40,000 cash and a $385,000 secured note, payable in monthly installments of $12,243, commencing on May 1, 2001 through April 1, 2004, with interest at nine percent per annum. The note is secured by the assets and stock of EBS.

The Company's secured line of credit of $25,101 was exchanged for a $24,000 secured note, payable in monthly installments of $879, with interest at eight percent per annum commencing May 1, 2001 through November 1, 2003.
The note is secured by the assets of QCC.

The Company's secured liability due a commercial factor of $33,000 was exchanged for a secured note in the amount of $10,980, payable in monthly installments of $366, with interest at eight percent per annum commencing May 1, 2001 through November 1, 2003. The note is secured by the accounts receivable and contract rights of QCC.

Priority Tax Claims --

The Broward County Department of Finance's claim of $53,640 will be paid in full with interest at ten percent, commencing June 1, 2001 through May 1, 2003. The claim is secured by the assets of the Company.

Unsecured notes payable --

The Company's note due a stockholder totaling $307,700, was exchanged for cash of $15,385 and 23,663 shares of common stock valued at market value of $.25 per share totaling $5,616.

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTRONIC BUSINESS SERVICES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.  BANKRUPTCY PROCEEDINGS (continued)

The Company's note payable due related parties totaling $392,057, was exchanged for cash of $19,603 and 30,149 shares of common stock valued at market value of $.25 per share totaling $7,537.

The Company's related party promissory note due a stockholder totaling $54,899, was exchanged for cash of $2,745 and 4,222 shares of common stock valued at market value of $.25 per share, totaling $1,056.

QCC Puts Payable -- The Company's puts payable of $1,276,750 were reduced by the bankruptcy court to an unsecured claim of $750,000. The Company satisfied the claim of $750,000, by paying $6,790 on May 19, 2001, and entering into an unsecured non-interest bearing note payable for $30,710 commencing June 19, 2001 through December 19, 2001, payable $4,387 per month.

Trade and Other Unsecured Claims --

The holders of approximately $2,163,000 of trade and other miscellaneous claims received approximately $122,000 of which approximately $84,000 was paid in cash and approximately $38,000 is recorded in accounts payable at December 31, 2001, which represented approximately five percent of the unsecured debt, and 248,340 shares of common stock, which represented approximately two percent of the newly issued common stock of the Company, valued at market of $.25 per share totaling $62,085.

Preferred Stock --

The Company's preferred stock totaling $1,730,381 was cancelled on the Confirmation Date. The bankruptcy court approved an unsecured claim of $750,000 for the preferred stock. The Company satisfied the claim by issuing 124,145 shares of common stock to the holder of the preferred stock valued at a market value of $.25 per share totaling $31,036.

Common Stock --

All of the Company's common stock issued prior to the Confirmation Date was cancelled. On that same date the Company issued 11,589,584 of new shares in return for an investment of $700,000.

Employees -- A pool of common stock representing approximately two percent (2%) of the Company's new common stock, as of the Confirmation Date, was established to be issued to employees of the Company who remained through bankruptcy and thereafter. As of December 31, 2001, the Company had issued approximately 221,700 of the shares, valued at market of $.25 per share totaling $55,425.


5.  EXTRAORDINARY ITEM

As a result of the Company's emergence from bankruptcy and the elimination of a majority of the Company's debt, the Company recorded an extraordinary item for the forgiveness of debt of approximately $3,800,000. The forgiveness resulted from the following items of debt being forgiven:

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTRONIC BUSINESS SERVICES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.         EXTRAORDINARY ITEM (continued)

--------------------------------------------------------------------------------

                  Notes payable         $ 1,100,000
                  Accounts payable        2,000,000
                  Preferred stock           700,000
                                        -----------
                                        $ 3,800,000

--------------------------------------------------------------------------------

Forgiveness of debt was accounted for as an extraordinary item under APB Opinion 30, because it was considered infrequent and unusual.


6.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2001:

--------------------------------------------------------------------------------
                                                                    Estimated
                                                                   Useful lives
                                                                 ---------------
           Computer equipment                     $  884,140         5 years
           Furniture and equipment                   206,637        5-7 years
           Leasehold improvements                     30,444         5 years
                                                 -----------
                                                   1,121,221
           Less:  accumulated depreciation         1,069,623
                                                 -----------
                                                  $   51,598

--------------------------------------------------------------------------------
Depreciation expense for the twelve months ended December 31, 2001 and 2000 was $8,700 and $123,679, respectively.
--------------------------------------------------------------------------------


7.  IMPAIRMENT EXPENSE

In December 2000, as a result of continued and increasing operating losses and the bankruptcy filing, the Company determined that all recorded goodwill was impaired. Therefore, the Company recorded an impairment charge of $1,742,791.

During the year ending December 31, 2000, the Company reviewed its capitalized software to determine if the net book value exceeded the estimated future discounted cash flows attributable to these assets. The Company's evaluation resulted in the determination that the recoverability of all software costs was uncertain and, therefore, an impairment expense of $977,268 was recognized.




                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTRONIC BUSINESS SERVICES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.  IMPAIRMENT EXPENSE (continued)

The Company also evaluated the recoverability of its leasehold improvements and deposits and, because the Company was planning to move its offices, recorded an impairment charge of $181,692 for all leasehold improvements and deposits.

Additionally, after evaluation of the expected future cash flows for other fixed assets, an impairment charge of $132,092 was recorded.


8.  DEFERRED REVENUE

At December 31, 2001 and 2000, deferred revenue was $134,380 and $185,624, respectively, which represents the unearned portion of sales related to software maintenance agreements. Deferred revenue is recognized as income on a straight-line basis over the service contract terms that are generally renewable for twelve-month periods.


9.  NOTES PAYABLE

The following are the notes payable at December 31, 2001:

--------------------------------------------------------------------------------

    Note payable due two individuals, 9% interest,
       Due March 31, 2004, payable $12,243 per month                 $ 308,162

    Note payable due a factor company, 8% interest,
       Due November 1, 2003, payable $366 per month                      8,052

    Note payable due county, 10% interest,
       Due May 1, 2003, payable $2,235 per month                        53,640

    Note payable due venture capital firm, 8% interest
       Due October 1, 2003, payable $869 per month                      17,898

    Note payable due venture capital firm, 8% interest,
       Due December 31, 2001, payable $4,387 per month                  30,710

    Note payable due financial institution, non-interest
       bearing with Imputed interest at 8%,
       Due January 1, 2002, payable $2,500 per month                     2,500
                                                                    ----------
                                                                       420,962

    Less current maturities of long-term obligations                   215,534
                                                                    ----------
                                                                     $ 205,428

--------------------------------------------------------------------------------
See Note 4 for a description of collateral applicable to the notes payable.
--------------------------------------------------------------------------------



                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTRONIC BUSINESS SERVICES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9.  NOTES PAYABLE (continued)

The Company had not paid its note payable due a venture capital firm totaling $30,710, as of December 31, 2001 according the terms of the note. Although the note is in default, the venture capital firm has taken no action in regards to the delinquency.

Interest expense for the twelve months ended December 31, 2001 and 2000 was $33,602, and $155,396, respectively.

The following are future payments due on the notes payable:

                       2002          $   215,534
                       2003              160,354
                       2004               45,074
                                     -----------
                                     $   420,962


10.  EQUITY

On February 11, 2002, the Company declared a three for ten stock split. All shares presented have been restated to reflect the stock split.

All the common stock, preferred stock, stock options and warrants issued by the Company and outstanding, prior to the Confirmation Date of the Plan were cancelled on the Confirmation Date.

On May 1, 2001, the Company issued 11,589,584 shares of common stock to investors for $700,000. Further, the Company issued 278,340 shares to unsecured creditors, 61,323 shares to employees and 124,145 shares to the preferred stockholder in accordance with the Bankruptcy Plan and recorded an expense of $115,952 valued at a market value of $.25 per share in accordance with the bankruptcy plan.

During June 2001, the Company completed a private placement totaling $616,500, net of offering costs of $68,500, and issued 2,914,005 shares of its common stock. The shares of stock in the private placement were valued at $.25 per share. As part of the private placement, the Company issued 174,000 shares of common stock as a finder's fee, which are included above. The Company recorded an offering cost of $43,500 for the finder's fee as part of the offering costs.

Subsequent to the Confirmation Date, the Company issued 160,425 shares of common stock to employees of the Company as part of the employee pool established as part of the Plan and recorded an expense of $40,106, valued at a market value of $.25 per share.

Subsequent to the Confirmation Date, the Company issued 382,464 shares of common stock in exchange for services rendered and recorded an expense of $95,616 based upon a share price of $.25 per share.





                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTRONIC BUSINESS SERVICES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  INCOME TAXES

The Company had available at December 31, 2001 and 2000, net operating loss carry-forwards for federal and state tax purposes of approximately $13,600,000 and $10,500,000, respectively that could be applied against taxable income in subsequent years from 2002 to 2021. The tax effect of the net operating loss is approximately $3,950,000, and $5,100,000, and a full valuation allowance has been recorded against each, since realization is uncertain.

There were no significant temporary differences for book and tax reporting purposes as of the twelve months ended December 31, 2001 and 2000. Components of the Company's deferred income taxes are as follows at December 31:

                                                     2001             2000
   ---------------------------------------------------------------------------
      Net deferred tax asset                    $ 3,950,000      $ 5,100,000
   ---------------------------------------------------------------------------
      Less valuation allowance                   (3,950,000)      (5,100,000)
   ---------------------------------------------------------------------------
      Net deferred tax asset                    $        --      $        --
   ---------------------------------------------------------------------------

The net change in the valuation allowance for the twelve months ended December 31, 2001 and 2000, was an decrease of $1,150,000, and a increase of $2,500,000, respectively.

Due to the bankruptcy, the Company's carry forwards may be subject to limitations on annual utilization because there was an "equity structure shift" or "owner shift" involving five percent (5%) stockholders, the terms are defined in Section 382 of the Internal Revenue Code. The annual limitation, if any, will be based on the value of the Company as of the Confirmation Date multiplied by the applicable federal long term tax exempt bond rate.

Reconciliation of the differences between income taxes computed at the federal and state statutory rates and the provision for income taxes for the twelve months ended December 31, 2001 and 2000 is as follows:


                                                        2001             2000
--------------------------------------------------------------------------------
Income tax loss at federal statutory tax rate         (34.00)%         (34.00)%
State taxes, net of federal benefit                    (3.63)%          (3.63)%
Change in valuation allowance                          37.63 %          37.63 %
--------------------------------------------------------------------------------
Provision for income taxes                                -- %             -- %
--------------------------------------------------------------------------------


12.  COMMITMENTS AND CONTINGENCIES

The Company entered into a lease commitment for office facilities commencing June 12, 2001. The term of the lease is five years with future minimum lease payments as follows:

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTRONIC BUSINESS SERVICES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  COMMITMENTS AND CONTINGENCIES (continued)


                            Year                   Amount
                        ------------           ------------
                            2002                 $  99,996
                        ------------           ------------
                            2003                   104,166
                        ------------           ------------
                            2004                   112,504
                        ------------           ------------
                            2005                   117,669
                        ------------           ------------
                            2006                    70,000
                        ------------           ------------
                                                 $ 504,335
                                               ============


The Company intends to issue employees more stock from the employee incentive stock pool established by the Bankruptcy Court during the year ending December 31, 2002.



13.  SEGMENT INFORMATION

The Company's two reportable segments are recorded by each subsidiary's records (credit reporting "QCC" and software sales and maintenance "EBS"). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Segment information for the years ended December 31, 2001 and 2000 is as follows:

--------------------------------------------------------------------------------
                                           EBS      QCC       Other       Total
--------------------------------------------------------------------------------
                                                     December 31, 2001
                                                      (in thousands)
--------------------------------------------------------------------------------
Sales                                    $ 955    $ 741     $    --     $ 1,696
Gross margin                               894       88          --         982
Operating income (loss)                    (77)    (323)     (1,007)     (1,407)
Depreciation and amortization               --       --           9           9
Total assets                                62       33       1,026       1,121
Capital expenditures                        --       --          46          46
--------------------------------------------------------------------------------
                                                     December 31, 2000
                                                      (in thousands)
--------------------------------------------------------------------------------
Sales                                    1,848      1,575        --       3,423
Gross margin                               638        574        --       1,212
Operating income (loss)                 (1,045)      (324)   (3,057)     (4,426)
Depreciation and amortization              132         52       139         323
Total assets                               112         54        (7)        159
Capital expenditures                        --         18         7          25
--------------------------------------------------------------------------------

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                  (FORMERLY ELECTRONIC BUSINESS SERVICES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.  SUBSEQUENT EVENTS

During May 2002, the Company decided to cease operating its QCC subsidiary. The Company subsequently sold the customer list of QCC and received an initial payment of $10,000. The Company will receive in the future twelve (12) monthly payments based upon a formula of the business generated from the customer list.