Form 10QSB
period 2002-03-31
TANGENT SOLUTIONS INC
filed 2002-07-12
CIK 764763

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549




                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________


                        Commission file number: 2-96392-A


                             TANGENT SOLUTIONS, INC.
        (Exact name of small business issuer as specified in its charter)


                        DELAWARE                     65-0952956
           (State or other jurisdiction             (IRS Employer
         of incorporation or organization)         Identification No.)


                  6801 POWERLINE ROAD, FT. LAUDERDALE, FL 33309
                    (Address of principal executive offices)


                                 (954) 935-8100
                           (Issuer's telephone number)


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,510,286

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

PART I   FINANCIAL INFORMATION


Item 1. Financial Statements:

    Consolidated Balance Sheet March 31, 2002

    Consolidated Statements of Operations for the Three Months
       Ended March 31, 2002 and 2001


    Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 2002 and 2001

    Selected Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of March 31, 2002 Results



PART II   OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures

Part 1   Financial Information


Item 1.  Financial Statements



                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)


ASSETS

Current Assets:
    Cash and cash equivalents ...............................   $   115,813
    Accounts receivable, net of allowance
       for doubtful accounts of $96,110 .....................        98,704
    Other current assets ....................................         5,577
    Current assets of discontinued operation ................        28,800
                                                                -----------
                                                                -----------

                 Total current assets .......................       248,894

    Property, plant, and equipment, net of
       accumulated depreciation of $1,072,478 ...............        48,743
                                                                -----------
                                                                -----------

                 Total assets ...............................   $   297,637
                                                                ===========
                                                                ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Current maturities of long term obligations .............   $   240,327
    Accounts payable and accrued expenses ...................       300,746
    Deferred revenue ........................................       109,950
    Current liabilities of discontinued operation ...........       191,700
                                                                -----------
                                                                -----------

                 Total current liabilities ..................       842,723

    Long term obligations, net of current maturities ........       139,708
                                                                -----------
                                                                -----------

                 Total liabilities ..........................       982,431
                                                                -----------
                                                                -----------


Stockholders' deficit:
    Preferred stock, par value $.001, authorized
         1,000,000 shares, no shares issued and
             outstanding ....................................          --
    Common stock, par value $.001, 100,000,000
         shares authorized, 15,510,286 issued and outstanding        15,510
    Additional paid-in capital ..............................     8,296,640
    Accumulated deficit .....................................    (8,996,944)
                                                                -----------
                                                                -----------

                 Total stockholders' deficit ................      (684,794)
                                                                -----------
                                                                -----------

                 Total liabilities and stockholders' deficit    $   297,637
                                                                ===========
                                                                ===========


   The accompanying notes are an integral part of these financial statements.

                             TANGENT SOLUTIONS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                      2002            2001
                                                  ------------    ------------

Sales .........................................   $    478,555    $    186,959
Cost of sales .................................         37,610          14,187
                                                  ------------    ------------
                                                  ------------    ------------

Gross profit ..................................        440,945         172,772
                                                  ------------    ------------
                                                  ------------    ------------

Operating expenses:
   Selling, general and administrative ........        246,401         549,020
   Research and development ...................         78,430          18,465
                                                  ------------    ------------
                                                  ------------    ------------

   Total operating expenses ...................        324,831         567,485
                                                  ------------    ------------
                                                  ------------    ------------

Income (loss) from operations .................        116,114        (394,713)
                                                  ------------    ------------
                                                  ------------    ------------

Other income (expense):
   Interest income ............................             77            --
   Interest expense ...........................         (8,810)        (35,743)
                                                  ------------    ------------
                                                  ------------    ------------

   Total other income (expense) ...............         (8,733)        (35,743)
                                                  ------------    ------------
                                                  ------------    ------------

Income (loss) before reorganization items .....        107,381        (430,456)

Reorganization expense ........................           --           (35,763)
                                                  ------------    ------------
                                                  ------------    ------------

Income (loss) from continuing operation .......        107,381        (466,219)

Discontinued operations (Note 3):
   Loss from discontinued operation --
     QuickCREDIT Corp. ........................        (80,572)       (107,204)
                                                  ------------    ------------
                                                  ------------    ------------

Net income (loss) .............................   $     26,809    $   (573,423)
                                                  ============    ============
                                                  ============    ============

Net income (loss) per share for continuing
   operation -- basic and diluted .............   $       0.01    $      (0.10)

Net loss per share for discontinued
   operation -- basic and diluted .............   $      (0.01)   $      (0.02)
                                                  ------------    ------------
                                                  ------------    ------------

Net income (loss) per share -- basic and diluted  $       0.00    $      (0.12)
                                                  ============    ============
                                                  ============    ============

Weighted average number of shares outstanding --
   basic and diluted ..........................     15,510,286       4,642,190
                                                  ============    ============
                                                  ============    ============



   The accompanying notes are an integral part of these financial statements.

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                            2002         2001
                                                         ---------    ---------
Cash flows from operating activities:
   Net income (loss) .................................   $  26,809    $(573,423)

      Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
              Depreciation and amortization ..........       2,855       43,035
              Accounts receivable ....................     (41,543)      (8,559)
              Accounts payable & accrued expenses ....       96,159      434,761
              Deferred revenue .......................     (24,430)     (80,021)
                                                         ---------    ---------
                                                         ---------    ---------

Net cash provided by (used in) operating activities ..      59,850     (184,207)
                                                         ---------    ---------
                                                         ---------    ---------

Net cash from financial activities:

        Repayment of loans ...........................     (40,927)        --
        Reorganization loan from related party .......        --        237,277
                                                         ---------    ---------
                                                         ---------    ---------

Net cash (used in) provided by financing activities ..     (40,927)     237,277
                                                         ---------    ---------
                                                         ---------    ---------

Net increase in cash .................................      18,923       53,070

Cash -- beginning of period ..........................      96,890       12,310
                                                         ---------    ---------
                                                         ---------    ---------

Cash -- end of period ................................   $ 115,813    $  65,380
                                                         =========    =========
                                                         =========    =========

Supplemental disclosure of cash flow information:

    Cash paid for interest during the quarter ........   $   6,709    $  35,743
                                                         =========    =========
                                                         =========    =========
    Cash paid for income taxes during the quarter ....   $    --      $    --
                                                         =========    =========
                                                         =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                             TANGENT SOLUTIONS, INC.
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.   Business

Tangent Solutions, Inc., a Delaware corporation, through its operating subsidiaries (collectively with the subsidiaries, the "Company"), creates software and provides services primarily to the mortgage lending and credit agency industries. The Company also fulfills requests from independent membership clubs for credit information products. All of the Company's business operations are conducted through Engineered Business Systems, Inc. ("EBS"), Quick Credit Corp. ("QCC"), and Consumer Guardian, Inc. ("CGI"). EBS, acquired by the Company in December 1996, develops and sells software quality control products and services for the mortgage and credit industry. QCC is a wholly owned corporation, formed by the Company in February 1998, which compiles information provided by credit repositories, organizes the information in the form of reports, and sells the comprehensive credit reports to its customers. QCC ceased operations and sold its client base subsequent to the close of the first quarter of 2002 (see Note 4). CGI is a wholly owned corporation and was formed by the Company in August 2001 to specialize in membership club services and consumer credit. During the quarter ended March 31, 2002, CGI was inactive.

On September 1, 2000, the Company and its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida. From September 1, 2000 through April 30, 2001, the Company operated its business and managed its affairs as a debtor-in-possession. The United States Bankruptcy Court confirmed the joint Plan of Reorganization (the "Plan") on May 1, 2001. The final decree from the Bankruptcy Court was issued January 15, 2002. All of the common and preferred stock that was outstanding prior to May 1, 2001 was cancelled and new shares of common stock were issued in accordance with the Plan. Majority holders of the Company's voting shares before May 1, 2001, received the majority of voting shares after that date. Therefore, a change of control did not occur. The Company continued its basis of accounting and did not adopt fresh start accounting, which would apply if there was a change in control.

3.  Uncertainty -- Going Concern

The Company's continued long-term existence is dependent upon its ability to implement its business plan after emerging from bankruptcy on May 1, 2001. The Company must resolve its liquidity problems, principally by obtaining equity, increasing sales and achieving profitable operations. The Company experienced a profit of $26,809 for the quarter ended March 31, 2002. However, at March 31, 2002, the Company had a stockholders' deficit of $684,794 and negative working capital of $593,829. Additionally, the Company was delinquent on four note payable payments of approximately $57,000 at March 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to create additional products and refine existing products, much of which is completed and awaiting introduction to the marketplace. It also plans to expand its sales force, increase market penetration and volume of sales and to further reduce its operating costs to generate positive cash flow (see Note 4). Additionally, the Company must raise equity in order to finance its expansion, to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.  Discontinued Operations

On April 23, 2002, the Company elected to close the operations of QCC effective April 30, 2002 and sell its assets. On May 16, 2002, the Company sold QCC's customer list to a competitor. The sales agreement provided for an initial payment of $10,000 and monthly payments over the next twelve months based upon a formula related to the amount of sales generated from the customer list. Because the future payments are contingent upon sales from the customer list, the sales price cannot be certain. Sales of QCC for the quarter ended March 31, 2002 and 2001, were $155,138 and $177,510 respectively. At March 31, 2002, QCC had accounts receivable of approximately $28,800, net of an allowance for doubtful accounts of $86,847 and accounts payable and accrued expenses of approximately $191,700. The statement of operations has been prepared to show the effects of the discontinued operation.

5.  Segment Information

Segment information for the quarters ended March 31, 2002 and 2001 was as follows:

                                                     QCC
                                           EBS  (Discontinued)  Corporate  Total
                                          ----  --------------  ---------  -----

                                 March 31, 2002
                                 (in thousands)

Sales ..................................   479        155           --      634
Operating income (loss) ................   209        (81)         (102)     26
Depreciation and amortization ..........   --          --             3       3
Total assets ...........................   117         29           152     298
Capital expenditures ...................   --          --           --       --

                                 March 31, 2001
                                 (in thousands)

Sales ..................................   187        177           --      364
Operating income (loss) ................  (110)      (343)        (120)    (573)
Depreciation and amortization ..........    --         --            1        1
Total Assets ...........................    75          2          141      218
Capital expenditures ...................    --         --           --       --


Item 2.   Management's Discussion and Analysis or Plan of Operation

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this document.

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document, as well as statements made in press releases and/or statements that may be made by the Company or by officers, directors, or employees of the Company acting on the Company's behalf that are not statements of historical or current fact, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act 1995. Such forward looking statements involve known and unknown risks, uncertainties, and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates," or "plans" to be uncertain, forward looking statements. The forward looking statements contained herein are also subject generally to other risk and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

The following table sets forth information on operations for the periods indicated.


                                  Consolidated

                                               2002                   2001
                                        -----------------     ------------------
                                            $         %           $         %
                                        ---------   -----     ---------   ------
Sales from continuing operations        $ 478,555    100%     $ 186,959    100%
Cost of sales                              37,610      8%        14,187      8%
Operating Expenses                        324,831     68%       567,485   (304%)
Income (loss) from continuing
    operations                            107,381     22%      (466,219)  (249%)
Loss from discontinued operations         (80,572)   (17%)     (107,204)   (57%)
Net income (loss)                          26,809      6%      (573,423)  (307%)


By subsidiary:


Engineered Business Systems, Inc.
                                               2002                   2001
                                        -----------------     ------------------
                                            $         %           $         %
                                        ---------   -----     ---------   ------
Net sales                               $ 478,555    100%     $ 186,959     100%
Cost of sales                              37,610      8%        14,187       8%


Quick Credit Corporation
    (discontinued operations)
                                               2002                   2001
                                        -----------------     ------------------
                                            $         %           $         %
                                        ---------   -----     ---------   ------
Net sales                               $ 155,138    100%     $ 177,510     100%
Cost of sales                             125,169     81%       138,134      78%



The Company emerged from its Chapter 11 bankruptcy proceeding on May 1, 2001. Thus, the Company's balance sheets and statements of operations and cash flows after this date reflect a material change and are not necessarily comparable to the results for the quarter ended March 31, 2001.


Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

Consolidated

Sales from continuing operations for the three months ended March 31, 2002 were $478,555, an increase of 156% over the $186,959 in continuing operations sales for the same period in 2001. This increase was primarily due to the sale of several EBS software licenses for its ACES(TM) and DESC(TM) products reflecting increased acceptance of our new Silver and Gold versions of ACES. Sales of discontinued operations were $155,138 for the quarter ended March 31, 2002, a decrease of $22,372 from the same quarter in 2001.

Cost of sales represents commissions on current sales only. Cost of sales from continuing operations for the quarter ended March 31, 2002 was $37,610 compared to $14,189 for the same period of 2001. This increase was primarily a result of higher total commissions paid for the sales of its EBS quality control software licenses. Cost of sales for discontinued operations was $125,169 for the quarter ended March 31, 2002 as compared to $138,134, a decrease of $12,965 for the same period in 2001.

Gross profits for the quarter ended March 31, 2002 for continuing operations were $440,945, or 92% of revenue, as compared to $172,772, or 92% of revenue, during the same period in 2001. This increase was primarily due to the sale of several higher-margin EBS software licenses for its ACES(TM) and DESC(TM) products.

Selling, general and administrative expenses from continuing operations decreased to $246,401 for the three months ended March 31, 2002 from $549,020 during the same period in 2001, a decrease of $302,619. This was primarily due to the general decrease in expenses over the long term implemented by the management of the Company.

The income from continuing operations for the quarter ended March 31, 2002 was $107,381, as compared to a loss from continuing operations of $466,219 for the same quarter in 2001. This represents an increase of $573,600, attributed to both cost-cutting measures and increased sales by its EBS subsidiary during the quarter.

The loss from discontinued operations at March 31, 2002 was $80,572 as opposed to $107,204 for the same period in 2001. This represents the loss effect for the quarters relating to QCC, which has been closed.

For the quarter ended March 31, 2002, the Company's cash provided by operating activities was $59,850 as compared to $184,207 used by operations at March 31, 2001. The difference is due to the increased sales in EBS.

Management believes that the Company is well positioned toward meeting its business objectives as it nears completion of its first phase of redevelopment. The Company was successful in forming a credible management and sales team that has gained the confidence of outside investors who have funded the Company to date. The Company was certified as a "Secure Facility" by TruSecure and established its IBM partner-in-development program. This allowed the Company to re-engineer its EBS Xchange to a level which management believes will be the premier credit engine in the industry. The Company has also completed the implementation of its Enterprise Solution, which allows management the ability to manage its subsidiaries much more effectively through the integration of its accounting functions and information delivery. ACES(TM) and DESC(TM) were redeveloped and now contain many more wanted features and can also deliver credit reports via the internet. As all the products and services come together, they form a confluence to deliver better solutions to a greater market base. The Company is extremely encouraged by its dynamic marketing and sales group that has gained the respect and support of Company personnel and has revitalized its recognition in the mortgage industry and now anticipates new and profitable contracts to be consummated in the near future. The Company has taken every precaution in assuring that expenses are kept to a minimum, and as indicated earlier, salaries have been kept at a modest level and expenses have been reduced. The research and development of this past year, as stated above, will serve as the foundation for additional R&D to continue to improve and upgrade its proprietary software in the marketplace.

The Company has recently incorporated its consumer services business, CGI. The Company started this division as a result of market research and analysis that leads management to believe that there would be strong interest in its services and products. This should minimize the impact of the boom-and-bust cycles of the mortgage industry, which have affected the Company in the past. The Company is currently preparing a comprehensive identity theft program, which is scheduled for launch in late 2002. However, there can be no assurance that the operations of CGI will be successful.

Recently, the Company joined IBM's Partners and ASP Business Partners-in-Development programs. The Company's lead time in marketing its products should be greatly reduced. Having access to world-class technology both in hardware and software development tools gives the Company's products tremendous scalability and reliability as well as cross platform availability. The Company's ability to access the IBM laboratories and IBM's development teams will keep the Company on the leading edge of technology. The Company will also be able to take advantage of IBM's vast marketing channels and financing options for the benefit of the Company's customers. No assurances can be given that the above plans will result in increased sales and cash flows.

Over 30% of the Company payroll is spent on Research & Development in order to develop and re-engineer products for our current markets. This money is being spent to ensure continuity of the Company's participation in the financial markets with products that are state-of-the-art and competitive. The research and development of this past year, as stated above, will serve as the foundation for additional R&D to continue to improve and upgrade the Company's proprietary software in the marketplace.

As the Company grows its recently introduced ACES(TM)/ASP application, it expects that it will need to purchase additional IBM products and may offer larger customers the option of purchasing their own system and placing it in either the Company's or IBM's secured facility. These combinations provide new options and opportunities for the Company. However, there can be no assurance that the new options and opportunities will result in increased sales and cash flows.

Short & Long Term Plans for the Company

The Company embarked on a transformation of its IT infrastructure. Management determined that if the Company did not have a reliable and scalable platform going forward, it could only expect operational and service problems in the future. It was determined that a secure hardware platform should be implemented. The IBM iSeries was chosen. Additionally a company-wide Enterprise Software Platform was necessary so that operations would be simplified, along with the entire accounting and auditing functions. The VAI Systems 2000 was chosen. Because of these changes, the Company will easily segue into its e-commerce niche to become technologically competitive with the current leaders in the Credit Granting and Consumer Credit industries. These changes will allow us to concentrate on gaining market share through smart and effective marketing and an increased sales effort. In order to do e-commerce in a secure manner, we have secured a certification from ICSA, and now have the ability to deliver personal and confidential information in the most secure manner. However, there can be no assurance that these actions will increase sales or cash flows or decrease expenses.

EBS' flagship product, ACES(TM), is regarded by experts as the leading quality control software package in the industry. The Company has released a new and improved version entitled ACES Silver. This product will be given to all ACES '98 users at no charge, providing they extend their software maintenance contract for three additional years. Our customers will enjoy the greater reliability offered by ACES(TM) Silver, and the Company will also benefit, both from the reduced need to provide software maintenance and the additional recurring revenue created. ACES(TM) is also being offered as an ASP application, which should expand our market.

Subsequent to the close of the quarter ended March 31, 2002, EBS released its ACES(TM) Gold version, which offers enhanced features from the predecessor ACES(TM) 2000 version. The marketplace has accepted this new release enthusiastically. Other features are planned in the future for both ACES(TM) Silver and Gold versions, which are expected to give an additional competitive edge to the Company, although no assurances can be given that this will be the case.

In April 2002, QCC and all of its affiliates were notified by one of the major repositories that all credit services were being discontinued immediately. Management of the Company met and decided to sell the QCC customer list after all other alternatives were evaluated. After a concentrated search, necessitated by the inability to provide full service to our customers, we sold the QCC customer list to a major competitor for a sum of money to be paid over a one-year period, the amount to be determined by the net amount of business generated by the customer list. It is estimated by management that the entire net proceeds to the Company will total between $130,000 to $200,000, although no assurances can be given that the Company will realize these amounts. Since Quick Credit has been a drain on the cash flow of the Company since inception, this event allows the Company to focus on research and development and marketing of its high margin leading technologies.

The Company has substantially reduced SG&A expenses for continuing operations for the long term and continues to seek additional reductions. Further, management believes that cash on hand, combined with anticipated income, will be sufficient to sustain the Company during the entire redevelopment phase, which is on schedule for completion by August 1, 2002. Beyond August 1, 2002, the Company will be dependent on securing additional financing. The Company is also dependent on sales that must materialize as management has projected, and sales are vulnerable to circumstances that are out of the Company's control, such as outside market conditions, additional terrorist incidents, the health and well-being of our sales teams or any other unforeseen barriers. In order to implement its marketing strategy, additional capital is required by the Company. Management is in discussions with several groups to raise the necessary funding for the Company, but there can be no assurances that it will result in a financing.

PART II      OTHER INFORMATION


Item 1.   Legal Proceedings

From time to time, various claims, charges, and litigation may be asserted or commenced against the Company arising from, or related to, contractual matters, intellectual property, personal injury, insurance coverage and personnel and employment disputes. The Company may be involved in some litigation that, while the outcome cannot be predicted with certainty, the Company does not expect to have a material or adverse effect on the consolidated financial position. There are no known or suspected lawsuits against the Company at this time.


Item 2.   Changes in Securities

None.


Item 3.   Defaults on Senior Securities

The Company is delinquent on payments totaling approximately $57,000 on four of its six notes payable


Item 4.   Submission of Matters to a Vote of Security Holders

None.


Item 5.   Other Information

None.


Item 6.   Reports on Form 8-K

On May 28, 2002, the Company filed Form 8-K in which the Company disclosed the resignation of Charles M. Moche as Chief Financial Officer. Additionally, the Company announced the discontinuance of the Quick Credit Corporation operations, due to actions taken by one of the major credit repositories. The Company immediately sold its customer list to a competitor and proceeds of the sales will be paid over a 12-month period based on actual revenues generated from the customer list.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             Tangent Solutions, Inc.




Date: July 12, 2002             By: /s/ Vito A. Bellezza
                                    ______________________________________

                                    President and CEO and Director