Form 10QSB
period 2002-06-30
TANGENT SOLUTIONS INC
filed 2002-09-05
CIK 764763

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common Equity, as of the latest practicable date: 15,646,383

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

PART I   FINANCIAL INFORMATION


Item 1. Financial Statements:

Consolidated Balance Sheet June 30, 2002

Consolidated Statements of Operations for the Six Months and Three Months Ended June 30, 2002 and 2001

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001

Selected Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of June 30, 2002 Results


PART II   OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures

Part 1   Financial Information


Item 1.  Financial Statements




                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (Unaudited)

ASSETS
Current Assets:
     Cash and cash equivalents ...................................       66,081
     Accounts receivable, net of allowance
          for doubtful accounts of $ 75,000 ......................       57,827
     Other current assets ........................................        5,577
     Current assets of discontinued operations ...................       90,442
                                                                      ----------
                                                                      ----------

                    Total current assets .........................      219,927

     Property, plant, and equipment, net of
         accumulated depreciation of $ 13,876 ....................       46,422
                                                                      ----------
                                                                      ----------
                    Total assets .................................      266,349
                                                                      ==========
                                                                      ==========


LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
     Current maturities of long term obligations .................      242,623
     Accounts payable and accrued expenses .......................      240,901
     Deferred revenue ............................................       80,429
     Current liabilities of discountinued operations .............      124,501
     Other current liabilities ...................................      158,503
                                                                      ----------
                                                                      ----------
                    Total current liabilities ....................      846,957

     Long term obligations, net of current maturities ............      117,546
                                                                      ----------
                                                                      ----------

                    Total liabilities ............................      964,503
                                                                      ----------
                                                                      ----------


Stockholders' deficit:
     Preferred stock, par value $.001, authorized
          1,000,000 shares, no shares issued and
          outstanding ............................................         --
     Common stock, par value $.001, 100,000,000
          shares authorized, 15,455,215 issued and
          outstanding.............................................       15,455
     Additional paid in capital ..................................    8,296,695
     Accumulated deficit .........................................   (9,010,304)
                                                                      ----------
                                                                      ----------

                    Total stockholder deficit ....................     (698,154)
                                                                      ----------
                                                                      ----------

                    Total liabilities and stockholders' deficit...      266,349
                                                                      ==========

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUN 30, 2002 AND 2001
                                   (Unaudited)


                                                       2002            2001
                                                   ------------    ------------
                                                   ------------    ------------
Sales ..........................................   $    686,423    $    551,134
Cost of Sales ..................................        214,078          59,475
                                                   ------------    ------------
                                                   ------------    ------------

Gross Profit ...................................        472,345         491,659

Selling, general and administrative ............        439,215         697,095
                                                   ------------    ------------
                                                   ------------    ------------

Income (loss) from continuing operations
     before other income (expense) .............         33,130        (205,436)
                                                   ------------    ------------
                                                   ------------    ------------

Other Income (expense):
Interest income (expense), net .................        (10,751)           --
Other Income (expense), net ....................          2,227            --
                                                   ------------    ------------
                                                   ------------    ------------

Total other income (expense) ...................         (8,524)           --
                                                   ------------    ------------
                                                   ------------    ------------

Income (loss) from continuing operations .......         24,606        (205,436)

Discontinued operations
    Income (Loss) from discontinued
        operations Quick Credit Corp. ..........        (11,157)       (326,932)
                                                   ------------    ------------
                                                   ------------    ------------

Net income (loss) ..............................   $     13,449    $   (532,368)
                                                   ============    ============
                                                   ============    ============

Basic and Diluted Income (Loss)
     per Common Shares:

Net income (loss) from continuing
     operations.................................   $       0.00    $      (0.01)
                                                   ============    ============
                                                   ============    ============
Net income (loss) from discontinued
     operations ................................   $      (0.00)   $      (0.02)
                                                   ============    ============
                                                   ============    ============
Net income (loss) ..............................   $       0.00    $      (0.04)
                                                   ============    ============
                                                   ============    ============

Weighted average number of
     shares outstanding ........................     15,509,365      14,905,088
                                                   ============    ============

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUN 30, 2002 AND 2001
                                   (Unaudited)


                                                       2002            2001
                                                   ------------    ------------
                                                   ------------    ------------
Sales ..........................................   $    207,868    $    364,174
Cost of Sales ..................................        176,468          29,336
                                                   ------------    ------------
                                                   ------------    ------------

Gross Profit ...................................         31,400         334,838

Selling, general and administrative ............        114,384         266,407
                                                   ------------    ------------
                                                   ------------    ------------

Income (loss) from continuing
     operations before other
     income (expense) ..........................        (82,984)         68,431
                                                   ------------    ------------
                                                   ------------    ------------

Other Income (expense):
Interest income (expense), net ..... ...........         (2,018)           (538)
Other Income (expense), net ....................          2,227            --
                                                   ------------    ------------
                                                   ------------    ------------

Total other income (expense) ...................            209            (538)
                                                   ------------    ------------
                                                   ------------    ------------

Income (loss) from continuing operations .......        (82,775)         67,893

Discontinued operations:
    Income (Loss) from discontinued operations
        Quick Credit Corp. .....................         69,415         (36,228)
                                                   ------------    ------------
                                                   ------------    ------------

Net income (loss) ..............................   $    (13,360)   $     31,665
                                                   ============    ============
                                                   ============    ============


Basic and Diluted Income (Loss)
     per Common Shares:

Net income (loss) from continuing
     operations ................................   $      (0.01)   $       0.00
                                                   ============    ============
                                                   ============    ============
Net income (loss) from discontinued
     operations ................................   $       0.00    $      (0.00)
                                                   ============    ============
                                                   ============    ============
Net income (loss) .... .........................   $      (0.00)   $       0.00
                                                   ============    ============
                                                   ============    ============

Weighted average number of
    shares outstanding .........................     15,508,444      14,905,088
                                                   ============    ============

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                        2002           2001
                                                     -----------    -----------
                                                     -----------    -----------
Cash flows from operating activities
     Net income (loss) ...........................   $    13,449    $  (532,368)
                                                     -----------    -----------
                                                     -----------    -----------

         Adjustments to reconcile net income
             (loss) to net cash used in
             operating activities
                   Depreciation/Amortization .....        (5,174)        66,035
                   Accounts receivable ...........        39,063        274,365
                   Reorg loan from third party
                        investor .................                     (700,000)
                   Accts payable & accrued
                        expenses .................      (114,638)       384,404
                   Current Assets of
                        Discontinued Operations ..        90,442              0
                   Deferred Revenue ..............       (53,951)         2,153
                                                     -----------    -----------
                                                     -----------    -----------

Net cash used by operating
       activities ................................       (30,809)      (505,411)
                                                     -----------    -----------
                                                     -----------    -----------

         Funds provided by new financing .........                    1,385,000


Net increase (decrease) in cash ..................       (30,809)       879,589

Cash -- beginning of period ......................        96,890         12,310
                                                     -----------    -----------
                                                     -----------    -----------

Cash -- end of period ............................   $    66,081    $   891,899
                                                     ===========    ===========
                                                     ===========    ===========

Supplemental disclosure of cash
      flow information

      Cash paid for interest during the year ....................         5,705
      Cash paid for income taxes during the year ................             0

                             TANGENT SOLUTIONS, INC.
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with accounting principles generally accepted by the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.   Business

Tangent Solutions, Inc., a Delaware corporation, through its operating subsidiaries (collectively with the subsidiaries, the "Company"), creates software and provides services primarily to the mortgage lending and credit agency industries. The Company also fulfills requests from independent membership clubs for credit information products. All of the Company's business operations are conducted through Engineered Business Systems, Inc. ("EBS"), Quick Credit Corp. ("QCC"), and Consumer Guardian, Inc. ("CGI"). EBS, acquired by the Company in December 1996, develops and sells quality control software products and services for the mortgage and credit industry. QCC is a wholly owned corporation, formed by the Company in February 1998, which compiles information provided by credit repositories, organizes the information in the form of reports, and sells the comprehensive credit reports to its customers. QCC ceased operations and sold its client base in April of 2002 (see Note 4). CGI is a wholly owned corporation and was formed by the Company in August 2001 to specialize in membership club services and consumer credit. During the quarter ended June 30, 2002, CGI was inactive.

On September 1, 2000, the Company and its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida. From September 1, 2000 through April 30, 2001, the Company operated its business and managed its affairs as a debtor-in-possession. The United States Bankruptcy Court confirmed the joint Plan of Reorganization (the "Plan") on May 1, 2001. The final decree from the Bankruptcy Court was issued January 15, 2002. All of the common and preferred stock that was outstanding prior to May 1, 2001 was cancelled and new shares of common stock were issued in accordance with the Plan. Majority holders of the Company's voting shares before May 1, 2001, received the majority of voting shares after that date. Therefore, a change of control did not occur. The Company continued its basis of accounting and did not adopt fresh start accounting, which would apply if there were a change in control.

3.  Uncertainty -- Going Concern

The Company's continued long-term existence is dependent upon its ability to implement its business plan after emerging from bankruptcy on May 1, 2001. The Company must resolve its liquidity problems, principally by raising capital thru the sale of equity, increasing sales and achieving profitable operations. The Company experienced a profit from continuing operations of $24,606 for the six months ended June 30, 2002. However, at June 30, 2002, the Company had a stockholders' deficit of $698,154. Additionally, the QCC subsidiary of the Company was delinquent on four note payable payments of approximately $67,000 at June 30, 2002. These matters raise doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to create additional products and refine existing products, much of which is completed and awaiting introduction to the marketplace. It also plans to expand its sales force, increase market penetration and volume of sales and to further reduce its operating costs to generate positive cash flow (see Note 4). To do this, the Company must raise equity in order to finance its expansion, and to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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

5.  Segment Information

Segment information for the six months ended June 30, 2002 and 2001 was as follows:

                                                     QCC
                                           EBS  (Discontinued)  Corporate Total
                                          ----  --------------  ---------  -----

                                 June 30, 2002
                                 (in thousands)

Sales ..................................   686        235           --      921
Operating income (loss) ................   250       (116)         (217)     83
Other income (expense)                      (8)       105             5     102
Depreciation and amortization ..........   --          --            13      13
Total assets ...........................    78         90            98     266
Capital expenditures ...................   --          --           --       --

                                 June 30, 2001
                                 (in thousands)

Sales ..................................   551        328           --      879
Operating income (loss) ................   160       (599)         (92)    (531)
Depreciation and amortization ..........    --         --            1        1
Total Assets ...........................    75          2          941    1,018
Capital expenditures ...................    --         --           --       --



6. Equity transactions during the quarter. There were 52,071 shares cancelled by the Board of Directors due to shares issued in anticipation of legal action decisions by the bankruptcy court. Since the decisions were in favor of the Company, such shares were cancelled. An additional 3,000 shares were cancelled that were issued to employees but never distributed prior to their termination of employment.


7. New Accounting Issues. In June, 2002, the Financial Accounting Standards Board issued SFAS No. 146 on "Accounting for Costs Associated with Exit of Disposal Activities." The Company is reviewing the requirements and implications of adopting such standards by December 31, 2002. This Statement addresses financial and reporting for such costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company currently does not believe adopting such standards will have a material effect on the presentation of the financial statements.

Item 2.   Management's Discussion and Analysis or Plan of Operation

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto, appearing elsewhere in this document.

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document, as well as statements made in press releases and/or statements that may be made by the Company or by officers, directors, or employees of the Company acting on the Company's behalf that are not statements of historical or current fact, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other unknown factors that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates," or "plans" to be uncertain, forward-looking statements. The forward-looking statements contained herein are also subject generally to other risk and uncertainties that are described from time-to-time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

The following table sets forth information on operations for the periods indicated.


                                  Three Month Consolidation

                                               2002                   2001
                                        -----------------     ------------------
                                            $         %           $         %
                                        ---------   -----     ---------   ------
Sales from continuing operations        $ 207,868    100%     $ 364,174    100%
Cost of sales                             176,468     85%        29,336      8%
Operating Expenses                        114,384     55%       266,407     73%
Income (loss) from continuing
    operations                            (82,984)   (40%)       68,431     19%
Gain (loss) from discontinued
    operations                             69,415     34%       (36,228)   (10%)
Net income (Loss)                         (13,360)    (7%)        31,665     9%


By subsidiary:

Engineered Business Systems, Inc.
                                               2002                   2001
                                        -----------------     ------------------
                                            $         %           $         %
                                        ---------   -----     ---------   ------
Net sales                               $ 207,868    100%     $ 364,174     100%
Cost of sales                             176,468     85%        29,336       8%


Quick Credit Corporation
    (discontinued operations)
                                               2002                   2001
                                        -----------------     ------------------
                                            $         %           $         %
                                        ---------   -----     ---------   ------
Net sales                               $  77,468    100%     $ 146,364     100%
Cost of sales                               3,073      0%        88,713      61%




                                  Six Month Consolidation

                                               2002                   2001
                                        -----------------     ------------------
                                            $         %           $         %
                                        ---------   -----     ---------   ------
Sales from continuing operations        $ 686,423    100%     $ 551,134    100%
Cost of sales                             214,078     32%        59,475     11%
Operating Expenses                        439,215     64%       697,095    127%
Income (loss) from continuing
    operations                            33,130       5%      (205,436)    38%
Gain (loss) from discontinued
    operations                           (11,157)     (2%)     (326,932)   (60%)
Net income (Loss)                         13,449       2%      (523,368)   (93%)


By subsidiary:

Engineered Business Systems, Inc.
                                               2002                   2001
                                        -----------------     ------------------
                                            $         %           $         %
                                        ---------   -----     ---------   ------
Net sales                               $ 686,423    100%     $ 551,134     100%
Cost of sales                             214,078     32%        59,475      11%


Quick Credit Corporation
    (discontinued operations)
                                               2002                   2001
                                        -----------------     ------------------
                                            $         %           $         %
                                        ---------   -----     ---------   ------
Net sales                               $ 235,398   100%     $ 328,125     100%
Cost of sales                             143,088    61%       226,847      42%




The Company emerged from its Chapter 11 bankruptcy proceeding on May 1, 2001. Thus, the Company's balance sheets and statements of operations and cash flows after this date reflect a material change and are not necessarily comparable to the results for the quarter ended June 30, 2001.



Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

Consolidated

Sales from continuing operations for the three months ended June 30, 2002 were $207,868, a decrease of 57% over the $364,174 in continuing operations sales for the same period in 2001. This decrease was primarily due to a lag in the sale of several EBS software licenses for its ACES(TM) and DESC(TM) products, which were in the process of revision. Sales of discontinued operations were $77,468 for the quarter ended June 30, 2002 as compared with $146,364 in the same quarter ended in 2001, a decrease of $68,896.

Cost of sales from continuing operations for the quarter ended June 30, 2002 was $176,468 compared to $29,346 for the same period of 2001. This increase was primarily a result of more lower sales of its EBS quality control products licenses. Cost of sales for discontinued operations was $3,073 for the quarter ended June 30, 2002 as compared to $88,713, a decrease of $85,640 for the same period in 2001.

Gross profits for the quarter ended June 30, 2002 for continuing operations were $31,400, or 16% of revenue, as compared to $334,838, or 100% of revenue, during the same period in 2001.

Selling, general and administrative expenses from continuing operations decreased to $114,384 for the three months ended June 30, 2002 from $266,407 during the same period in 2001, a decrease of $152,023. This was primarily due to the general decrease in expenses over the long term implemented by management of the Company.

The loss from continuing operations for the quarter ended June 30, 2002 was $82,984, as compared to a gain from continuing operations of $68,431 for the same quarter in 2001. This represents a decrease of $151,415, attributed to lower sales. The gain from discontinued operations at June 30, 2002 was $69,415 as opposed to a loss of $36,0284 for the same period in 2001. This represents revenue from the sale of an asset and revenue from a customer that involves no cost.



Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

Sales from continuing operations for the six months ended June 30, 2002 were $686,423, an increase of 20% over the $551,134 in continuing operations sales for the same period in 2001. This increase was primarily due to two large sales of several EBS software licenses for its ACES(TM) and DESC(TM) products. Sales of discontinued operations were $235,398 for the six months ended June 30, 2002 as compared with $328,125 in the same six months ended in 2001, a decrease of $92,727.

Cost of sales from continuing operations for the six months ended June 30, 2002 was $214,078 compared to $59,475 for the same period of 2001. Cost of sales for discontinued operations was $143,088 for the six months ended June 30, 2002 as compared to $226,847, a decrease of $83,759 for the same period in 2001.

Gross profits for the six months ended June 30, 2002 for continuing operations were $472,345, or 69% of revenue, as compared to $491,659, or 90% of revenue, during the same period in 2001.

Selling,   general  and  administrative   expenses  from  continuing  operations
decreased to $439,215 for the six months ended June 30, 2002 from $697,095 during the same period in 2001, a decrease of $257,880. This was primarily due to the general decrease in expenses over the long term implemented by management of the Company.

The income from continuing operations for the six months ended June 30, 2002 was $33,130, as compared to a loss from continuing operations of $205,436 for the same period in 2001. This represents an increase of $238,566. The loss from discontinued operations at June 30, 2002 was $11,157 as opposed to a loss of $326,932 for the same period in 2001.

Liquidity. Currently, the Company is undergoing severe liquidity problems. The revenue generated in the past four months has not been sufficient to match expenses. This is due to a drop in new sales of software licenses, which management believes is due to the general economy and the mortgage banks' hesitation concerning capital investment in our products, and the usual summer doldrums. The Company is making additional cuts in its monthly expenses, which will help the situation somewhat, but only additional new sales will solve the current liquidity problems. Additional efforts are being made to increase sales, including interviewing for-commission-only sales personnel. The management team will also join the sales and marketing team to create new sales revenue. The Company has met with many potential investors and investment bankers, but has not received any definite commitments for funding the Company.

Management believes that the Company is meeting its business objectives as it nears completion of its first phase of redevelopment, but is in need of raising capital to sustain its operations. The Company was successful in forming a credible management and sales team that have gained the confidence of outside investors who have funded the Company to date. The Company was certified as a "Secure Facility" by TruSecure and established its IBM partner-in-development program. This prompted the Company to re-engineer its EBS Xchange to a level which management believes will be the premier credit engine in the industry. The Company has also completed the implementation of its Enterprise Solution, which allows management the ability to manage its subsidiaries much more effectively through the integration of its accounting functions and information delivery. ACES(TM) and DESC(TM) were redeveloped and now contain many more wanted features and can also deliver credit reports via the internet. As all the products and services come together, they form a confluence to deliver better solutions to a greater market base. The Company is extremely encouraged by its dynamic marketing and sales group that has gained the respect and support of Company personnel and has revitalized its recognition in the mortgage industry and now anticipates new and profitable contracts to be consummated in the near future. The Company has taken every precaution in assuring that expenses are kept to a minimum, and as indicated earlier, salaries have been kept at a modest level and expenses have been reduced. The research and development of this past year, as stated above, will serve as the foundation for additional R&D to continue to improve and upgrade its proprietary software in the marketplace. Without a near term solution to its capital needs, the Company cannot implement its needed marketing strategy.

The Company has incorporated its consumer services business, Consumer Guardian in 2001. The Company started this division as a result of market research and analysis that leads management to believe that there would be strong interest in its services and products. In the future, this should minimize the impact of the boom-and-bust cycles of the mortgage industry, which have affected the Company in the past. The Company is currently preparing a comprehensive identity theft program, which is scheduled for launch in late 2002. However, there can be no assurance that the operations of CGI will be successful.

Recently, the Company joined IBM's Partners and ASP Business Partners-in-Development programs. The Company's lead-time in marketing its products should be greatly reduced. Having access to world-class technology both in hardware and software development tools gives the Company's products tremendous scalability and reliability as well as cross platform availability. The Company's ability to access the IBM laboratories and IBM's development teams will keep the Company on the leading edge of technology. The Company will also be able to take advantage of IBM's vast marketing channels and financing options for the benefit of the Company's customers. No assurances can be given that the above plans will result in increased sales and cash flows.

Over 30% of the Company payroll is spent on Research & Development so that it can develop and re-engineer products for our current markets. This investment is being made to ensure continuity of the Company's participation in the financial markets with products that are state-of-the-art and competitive. The research and development of this past year, as stated above, will serve as the foundation for additional R&D to continue to improve and upgrade the Company's proprietary software in the marketplace.

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



Short & Long Term Plans for the Company

The Company embarked on a transformation of its IT infrastructure. Management determined that if the Company did not have a reliable and scalable platform going forward, it could only expect operational and service problems in the future. It was determined that a secure hardware platform should be implemented. The IBM iSeries was chosen. Additionally a company-wide Enterprise Software Platform was necessary so that operations would be simplified, along with the entire accounting and auditing functions. The VAI Systems 2000 was chosen. Because of these changes, the Company will easily move into its e-commerce niche to become technologically competitive with the current leaders in the Credit Granting and Consumer Credit industries. These changes will allow us to concentrate on gaining market share through smart and effective marketing and an increased sales effort. In order to do e-commerce in a secure manner, we have secured a certification from ICSA, and now have the ability to deliver personal and confidential information in the most secure manner. However, there can be no assurance that these actions will increase sales or cash flows or decrease expenses.

EBS' flagship product, ACES(TM), is regarded by experts as the leading quality control software package in the mortgage banking industry. The Company has released a new and improved version entitled ACES Silver. This product will be given to all ACES'98 users at no added charge, providing they extend their software maintenance contract for three additional years. Most of this distribution is complete. Our customers will enjoy the greater reliability offered by ACES(TM) Silver, and the Company will also benefit, both from the reduced need to provide software maintenance and the additional recurring revenue created. ACES(TM) is now being offered as an ASP application, which should expand our market. This became available on-line effective July1, 2002.

During quarter ended June 30, 2002, EBS released its ACES(TM) Gold version, which offers enhanced features from the predecessor ACES(TM) 2000 version. The marketplace has accepted this new release enthusiastically. Other features are planned in the future for both ACES(TM) Silver and Gold versions, which are expected to give an additional competitive edge to the Company, although no assurances can be given that this will be the case.

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

The Company has substantially reduced SG&A expenses for continuing operations for the long term and continues to seek additional reductions. Management believes that cash on hand, will not be sufficient to sustain the Company during the current quarter. The Company will be dependent on securing additional financing. The Company is also dependent on sales that must materialize as management has projected, and sales are vulnerable to circumstances that are out of the Company's control, such as outside market conditions, additional terrorist incidents, the health and well-being of our sales teams or any other unforeseen barriers. In order to implement its marketing strategy, additional capital is required by the Company. Management is in discussions with several groups to raise the necessary funding for the Company, but there can be no assurances that it will result in a financing.

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


Item 2.   Changes in Securities

None.


Item 3.   Defaults on Senior Securities

The Company is delinquent on payments totaling approximately $68,000 on four of its six notes payable


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



                                    Tangent Solutions, Inc.




Date: September 5, 2002             By: /s/ Vito A. Bellezza
                                    ______________________________________

                                    President and CEO and Director