Form 10QSB
period 2002-12-16
TANGENT SOLUTIONS INC
filed 2002-12-16
CIK 764763

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549


                                 FORM 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 2002

            [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                               EXCHANGE ACT
            For the transition period from __________ to __________


                      Commission file number: 2-96392-A



                              TANGENT SOLUTIONS, INC.
                              -----------------------
        (Exact name of small business issuer as specified in its charter)


                 DELAWARE                              65-0952956
                 --------                              ----------
       (State or other jurisdiction                  (IRS Employer
     of incorporation or organization)            Identification No.)


                   6801 POWERLINE ROAD, FT. LAUDERDALE, FL 33309
                   ---------------------------------------------
                     (Address of principal executive offices)


                                 (954) 935-8100
                                 --------------
                           (Issuer's telephone number)


Check whether the registrant filed all documents and reports required to be Filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
Securities under a plan confirmed by a court.   Yes [X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common Equity, as of the latest practicable date: 15,683,883

Transitional Small Business Disclosure Format (check one):   Yes [  ]   No [X]

PART I   FINANCIAL INFORMATION


Item 1. Financial Statements

Consolidated Balance Sheet September 30, 2002

Consolidated  Statements of Operations for the Nine Months and
    Three Months Ended September 30, 2002 and 2001

Consolidated Statements of Cash Flows for the Nine Months Ended
    September 30, 2002 and 2001

Selected Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures




PART II   OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures

Certifications

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             SEPTEMBER 30, 2002
                                 (Unaudited)


ASSETS

Current Assets:

Cash and cash equivalents                                  $     23,220
Accounts receivable, net of allowance
        for doubtful accounts of $139,906                        37,037
                                                            ------------

Other current assets                                              ----

Current assets of discontinued operations                         ----

    Total current assets                                         60,257

Property and equipment, net of accumulated
        depreciation of $7,740                                   43,858
                                                            ------------

    Total assets                                           $    104,115
                                                           =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

Current maturities of long term obligations                 $   185,222
Accounts payable and accrued expenses                           275,131
Deferred revenue                                                133,110
Net liabilities of discontinued operations                      172,301
                                                            ------------

Other current liabilities                                         ----

    Total current liabilities                                   765,764

Long term obligations, net of current maturities                 82,987
                                                            ------------

    Total liabilities                                           848,751
                                                            ------------

Stockholders' Deficit:
    Preferred stock, par value $.001,
        authorized 1,000,000 shares,
        no shares issued and outstanding                          ----
    Common stock, par value $.001,
        100,000,000 shares authorized,
        15,683,883 issued and outstanding                        15,684
    Additional paid-in capital                                8,319,624
    Accumulated deficit                                      (9,079,944)
                                                            ------------

Total stockholders' deficit                                    (744,636)
                                                            ------------

Total liabilities and stockholders' deficit                 $   104,115
                                                            ============

See accompanying notes to consolidated financial statements.

                         TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)



                               Three Months Ended             Nine Months Ended
                                  September 30,                September 30,
                              ----------------------    ------------------------
                                2002          2001         2002          2001
                              ---------   -----------   -----------   ----------
Sales                         $ 341,572   $   287,507   $ 1,027,995   $   73,930
Cost of sales                   123,879        60,030       337,957      274,108
                              ---------   -----------   -----------   ----------

Gross profit                    217,693       227,477       690,038      699,822

Selling, general and
     administrative             230,575     1,140,288       669,790    1,579,503
                              ---------   -----------   -----------   ----------

Income (loss) from continuing
     Operations before other
     income (expense)           (12,882)     (912,811)       20,248    (879,681)
                              ---------   -----------   -----------   ----------

Other income (expense):
Interest income (expense), net  (19,332)        1,754       (30,083)     (8,997)
Other income (expense), net      12,909          ---         15,136        ---
                              ---------   -----------   -----------   ----------

     Total other income
          (expense)              (6,423)        1,754       (14,947)     (8,997)
                              ---------   -----------   -----------   ----------


Income (loss) from continuing
     operations                 (19,305)     (911,057)        5,301    (888,678)

Income (loss) from
     discontinued operations
     (QuickCredit Corp.)       (50,335)      (101,676)      (61,492)    (90,519)
                              ---------   -----------   -----------   ----------

Net income (loss)            $ (69,640)   $(1,012,733)    $ (56,191)  $(979,197)
                              =========    ===========  ===========   ==========

Basic and diluted income
     (loss) per common share:

Net income (loss) from
     continuing operations    $   (0.00)  $     (0.06)    $   0.00    $   (0.06)

Net income (loss) from
     discontinued
     operations               $   (0.00)  $     (0.01)    $  (0.00)   $   (0.01)
                              ---------   -----------   -----------   ----------

Net income (loss) per share   $   (0.00)  $     (0.07)    $  (0.00)   $   (0.06)
                              =========   ===========   ===========   ==========

Weighted average number
     of shares outstanding   15,560,536    15,510,286   15,526,288    15,510,286
                             ==========   ===========   ===========   ==========


              See accompanying notes to consolidated financial statements.

                      TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     2002               2001
                                                 -----------        ------------

Cash flows from operating activities:
     Net income (loss) from continuing
     operations                                  $     5,301        $  (399,255)

     Adjustments to reconcile net income
     (loss) from continuing operations
     to net cash provided by (used in)
     operating activities:
          Depreciation and amortization                7,740             55,000
          Common stock issued for services            23,158               ---

     Changes in operating assets
     (increase) decrease
          Accounts receivable                         48,924            (37,544)
          Other current assets                         5,577               ---
          Reorganization value                          ---            (113,551)

     Changes in operating liabilities
     increase (decrease)
          Accounts payable and accrued expenses      (65,061)            27,214
          Deferred revenue                            (1,270)             7,980
                                                 -----------        ------------

Cash provided by (used in)
     continuing operations                            24,369           (460,156)
                                                 -----------        ------------

Loss from discontinued operations                    (61,492)           (90,519)
Net increase (decrease) in liabilities
     of discontinued operations                      133,877               ---
                                                 -----------        ------------

Cash provided by (used in)
     discontinued operations                          72,385            (90,519)
                                                 -----------        ------------

Cash provided by (used in)
     operating activities                             96,754           (550,675)
                                                 -----------        ------------

Cash flows from financing activities:
     Repayments of notes payables                   (152,753)           (33,438)
     Repayments of reorganization loan                  ---            (700,000)
     Proceeds from financing                            ---           1,385,000
                                                 -----------        ------------

Net cash flows from financing activities            (152,753)           651,562
                                                 -----------        ------------

Net increase (decrease) in cash                      (55,999)           100,887

Cash -- beginning of year                             79,219            237,139
                                                 -----------        ------------

Cash -- end of period                            $    23,220        $  (338,026)
                                                 ===========        ============


           See accompanying notes to consolidated financial statements.

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


2.   Business

Tangent  Solutions,   Inc.,  a  Delaware  corporation,   through  its  operating
subsidiaries (collectively with the subsidiaries, the "Company"), creates software and provides services primarily to the mortgage lending and credit
agency   industries.   The Company also fulfills requests from independent
membership clubs for credit information products. All of the Company's business operations are conducted through Engineered Business Systems, Inc. ("EBS"), Quick Credit Corp. ("QCC"), and Consumer Guardian, Inc. ("CGI"). EBS, acquired by the Company in December 1996, develops and sells quality control software products and services for the mortgage and credit industry. QCC ceased operations and sold its client base in April of 2002 (see Note 4). CGI is a wholly owned corporation and was formed by the Company in August 2001 to specialize in membership club services and consumer credit. During the quarter ended September 30, 2002, CGI was inactive.

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


3.  Uncertainty -- Going Concern

The Company's continued long-term existence is dependent upon its ability to implement its business plan after emerging from bankruptcy on May 1, 2001. The Company must resolve its liquidity problems, principally by raising capital thru the sale of equity, increasing sales and achieving profitable operations. The Company experienced a profit from continuing operations of $5,301 for the nine months ended September 30, 2002. However, at September 30, 2002, the Company had a stockholders' deficit of $9,079,944. Additionally, the QCC subsidiary of the Company was delinquent on three notes payable payments of approximately $63,000 at September 30, 2002. These matters raise doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to create additional products and refine existing products, much of which is completed and awaiting introduction to the marketplace. It also plans to expand its sales force, increase market penetration and volume of sales and to further reduce its operating costs to generate positive cash flow (see Note 4). To do this, the Company must raise equity or be successful in the sale of ACES and or DESC licenses in order to finance its expansion, and to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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


5.  Segment Information

Segment information for the nine months ended September 30, 2002 was as follows:

                                                     QCC
                                          EBS   (Discontinued)  Corporate  Total
                                          ----  --------------  ---------  -----

    September 30, 2002
    (in thousands)

Sales ..................................   828          -           200    1,028
Operating income (loss) ................   387          -          (367)      20
Other income (expense)                       3          -            12       18
Depreciation and amortization ..........     -          -             8        8
Total assets ...........................    35          -            60      104
Capital expenditures ...................     -          -             -        -


6. Equity transactions during the quarter.   During the quarter ended September
30, 2002 the Company issued 178,500 shares of its common stock to a consultant for services rendered. The Company valued such shares at its opening bid price when trading commenced or approximately $0.10 per share and recorded compensation expense of $17,888. Additionally, the Company issued 52,700 shares of its common stock to certain of its employees. Again the shares were valued at $0.10 per share and according $5,270 in compensation was recorded.

During the quarter ended September 30, 2002 2,532 shares of the Company's previously issued shares were canceled.


7. New Accounting Issues. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This standard rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003 and does not expect that it will have a material impact on its financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

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

Critical Accounting Policies

A summary of significant accounting policies is included in Note 2 to the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Product development expenses are charged to expense as incurred. These costs consist primarily of salaries paid to programmers.


The following table sets forth information on operations for the periods indicated.

                                  Three Month Consolidation

                                               2002                   2001
                                        -----------------     ------------------
                                            $         %           $         %
                                        ---------   -----     ---------   ------
Sales from continuing operations        $ 341,572    100%     $ 287,507     100%
Cost of sales                             123,879     36%        60,030      21%
Operating Expenses                        230,575     68%     1,140,288     397%
Income (loss) from continuing
    operations                            (19,305)    (5%)     (911,057)  (317%)
Gain (loss) from discontinued
    operations                            (50,335)   (15%)     (101,676)   (35%)
Net income (Loss)                         (69,640)   (20%)   (1,012,733)  (352%)

                                  Nine Month Consolidation

                                               2002                   2001
                                        -----------------     ------------------
                                            $         %           $         %
                                        ---------   -----     ---------   ------
Sales from continuing operations       $1,027,995    100%     $ 973,930     100%
Cost of sales                             337,957     33%       274,108      28%
Operating Expenses                        669,790     65%     1,579,503     162%
Income (loss) from continuing
    operations                              5,301      1%      (888,678)   (91%)
Gain (loss) from discontinued
    operations                            (61,492)    (6%)      (90,519)    (9%)
Net income (Loss)                         (56,191)    (5%)     (979,197)  (101%)


The Company emerged from its Chapter 11 bankruptcy proceeding on May 1, 2001. Thus, the Company's balance sheets and statements of operations and cash flows after this date reflect a material change and are not necessarily comparable to the results for the quarter ended September 30, 2001.


Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

Consolidated

Sales from continuing operations for the three months ended September 30, 2002 were $341,572, an increase of 19% over the $287,507 in continuing operations sales for the same period in 2001. This increase was primarily due to an increase in the sales of several EBS software licenses for its ACES(TM) and DESC(TM) products, which were in the process of revision.

Cost of sales from continuing operations for the quarter ended September 30, 2002 was $123,879 compared to $60,030 for the same period of 2001. This increase was primarily a result of increased sales of its EBS quality control products licenses.

Gross profits for the quarter ended September 30, 2002 from continuing operations were $217,693, or 64% of revenue, as compared to $227,477, or 79% of revenue, during the same period in 2001.

Selling, general and administrative expenses from continuing operations decreased to $230,575 for the three months ended September 30, 2002 from $1,140,288 during the same period in 2001, a decrease of $909,713. This was primarily due to one time costs associated with our bankruptcy in 2001 and the general decrease in expenses over the long term implemented by management of the Company.

The loss from continuing operations for the quarter ended September 30, 2002 was $19,305, as compared to a loss from continuing operations of $911,057 for the same quarter in 2001. This represents a decrease of $891,752, attributed to an increase in sales, and the cut in our operating costs as well as one-time costs associated with our bankruptcy in 2001. The loss from discontinued operations at September 30, 2002 was $50,335 as opposed to a loss of $101,676 for the same period in 2001.


Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

Sales from continuing operations for the nine months ended September 30, 2002 were $1,027,995, an increase of 6% over the $973,930 in continuing operations sales for the same period in 2001. This increase was primarily due to two large sales of EBS software licenses for its ACES(TM) and DESC(TM) products.

Cost of sales from continuing operations for the nine months ended September 30, 2002 was $337,957 compared to $274,108 for the same period of 2001.

Gross profits for the nine months ended September 30, 2002 for continuing operations were $690,038, or 67% of revenue, as compared to $699,822, or 72% of revenue, during the same period in 2001.

Selling, general and administrative expenses from continuing operations decreased to $669,790 for the nine months ended September 30, 2002 from $1,579,503 during the same period in 2001, a decrease of $909,713. This was primarily due to the general decrease in expenses over the long term implemented by management of the Company as well as one-time costs associated with our bankruptcy in 2001.

The income from continuing operations for the nine months ended September 30, 2002 was $5,301, as compared to a loss from continuing operations of $888,678 for the same period in 2001. This represents a decrease of $893,979. The loss from discontinued operations at September 30, 2002 was $61,492 as opposed to a loss of $90,519 for the same period in 2001.

Liquidity. Currently, the Company is undergoing severe liquidity problems. The revenue generated in the past four months has not been sufficient to match expenses. This is due to a drop in new sales of software licenses, which management believes is due to the general economy and the mortgage banks' hesitation concerning capital investment in our products, and the usual summer doldrums. The Company is making additional cuts in its monthly expenses, which will help the situation somewhat, but only additional new sales will solve the current liquidity problems. Additional efforts are being made to increase sales, including interviewing for-commission-only sales personnel. The management team will also join the sales and marketing team to create new sales revenue. The Company has met with many potential investors and investment bankers, but has not yet received any acceptable or definite commitments for funding the Company.

Management believes that the Company is meeting its business objectives as it nears completion of its first phase of redevelopment, but is in need of raising capital to sustain its operations. The Company was successful in forming a credible management and sales team that have gained the confidence of outside investors who have funded the Company to date. The Company was certified as a "Secure Facility" by TruSecure and established its IBM partner-in-development program. This prompted the Company to re-engineer its EBS Xchange to a level which management believes will be the premier credit engine in the industry. The Company has also completed the implementation of its Enterprise Resource Solution, which allows management the ability to manage its subsidiaries much more effectively through the integration of its accounting functions and information delivery. ACES(TM) and DESC(TM) were redeveloped and now contain many more wanted features and can also deliver credit reports via the internet. As all the products and services come together, they form a confluence to deliver better solutions to a greater market base. The Company is extremely encouraged by its dynamic marketing and sales group (albeit small) that has gained the respect and support of Company personnel and has revitalized its recognition in the mortgage industry and now anticipates new and profitable contracts to be consummated in the near future. The Company has taken every precaution in assuring that expenses are kept to a minimum, and as indicated earlier, salaries have been kept at a modest level and expenses have been reduced. The research and development of this past year, as stated above, will serve as the foundation for additional R&D to continue to improve and upgrade its proprietary software in the marketplace. Without a near term solution to its capital needs, the Company cannot implement its needed marketing strategy.

The Company has incorporated its consumer services business, Consumer Guardian in 2001. The Company started this division as a result of market research and analysis that leads management to believe that there would be strong interest in its services and products. In the future, this should minimize the impact of the boom-and-bust cycles of the mortgage industry, which have affected the Company in the past. The Company is currently preparing a comprehensive identity theft program, which is scheduled for launch in 2003. However, there can be no assurance that the operations of CGI will be successful.

In 2001, the Company joined IBM's Business Partners and ASP Partners-in-Development programs. The Company's lead-time in marketing its products should be greatly reduced. Having access to world-class technology both in hardware and software development tools gives the Company's products tremendous scalability and reliability as well as cross platform availability. The Company's ability to access the IBM laboratories and IBM's development teams will keep the Company on the leading edge of technology. The Company will also be able to take advantage of IBM's vast marketing channels and financing options for the benefit of the Company's customers. No assurances can be given that the above plans will result in increased sales and cash flows.

Over 30% of the Company payroll is spent on Research & Development so that it can develop and re-engineer products for its current markets. This investment is being made to ensure continuity of the Company's participation in the financial markets with products that are state-of-the-art and competitive. The research and development of this past year, as stated above, will serve as the foundation for additional R&D to continue to improve and upgrade the Company's proprietary software in the marketplace.

As the Company grows its recently introduced ACES(TM)/ASP application, it expects that it will need to purchase additional IBM products and may offer larger customers the option of purchasing their own system and placing it in either the Company's or IBM's secure facility. These combinations provide new options and opportunities for the Company. However, there can be no assurance that the new options and opportunities will result in increased sales and cash flows.


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

EBS' flagship product, ACES(TM), is regarded by experts as the leading quality control software package in the mortgage banking industry. The Company has released a new and improved version entitled ACES Silver. This product will be given to all ACES'98 users at no added charge, providing they extend their
software   maintenance  contract  for  three  additional  years.  Most of this distribution should be completed by year end 2002. Our customers will enjoy the greater reliability offered by ACES(TM) Silver, and the Company will also benefit, both from the reduced need to provide software maintenance and the additional recurring revenue created. ACES(TM) is now being offered as an ASP application, which should expand our market. This became available on-line effective July1, 2002.

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

In April 2002, QCC and all of its affiliates were notified by one of the major repositories that all credit services were being discontinued immediately. Management of the Company met and decided to sell the QCC customer list after all other alternatives were evaluated. After a concentrated search, necessitated by the inability to provide full service to our customers, the Company sold the QCC customer list to a major competitor for a sum of money to be paid over a one-year period, the amount to be determined by the net amount of business generated by the customer list. It is estimated by management that the entire net proceeds to the Company will total between $130,000 to $200,000, although no assurances can be given that the Company will realize these amounts. Since Quick Credit had been a drain on the cash flow of the Company since inception, this event allows the Company to focus on research and development and marketing of its high margin leading technologies especially ACES Silver and Gold and ACES Online.

The Company has been working on the redevelopment of the EBS iXchange for approximately one year. The basic language conversion, operating system and databases porting has been completed and now operates on the IBM iSeries under OS400. With this leading technology, the iXchange is extremely fast and reliable, contains more security features than many competitors offerings and can be sold cheaper than competitors products and still be greatly profitable to the Company.

The opportunity for great volume of sales cannot be achieved without either a cash infusion or an increase in sales that can generate the $100,000 cash necessary to purchase the required IBM iSeries system, and to add a new Xchange sales team.

The Company has substantially reduced SG&A expenses for continuing operations for the long term and continues to seek additional reductions. Management believes that cash on hand, will barely be sufficient to sustain the Company during the current quarter. The Company will be dependent on securing additional financing. The Company is dependent on sales that must materialize as management has once again projected, and sales are vulnerable to circumstances that are out of the Company's control, such as outside market conditions, world terrorist incidents, the health and well-being of our sales teams or any other unforeseen barriers. In order to implement its marketing strategy, additional capital is required by the Company. Management is in discussions with several groups to raise the necessary funding for the Company, but there can be no assurances that it will result in a financing.


ITEM 3.   CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman, Chief Executive Officer and President and the Company's Principal Accounting Officer. Based upon that evaluation, the Company's Chairman, Chief Executive Officer and President and the Company's Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chairman, Chief Executive Officer and President and the Company's Principal Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

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


Item 2.   Changes in Securities

None.


Item 3.   Defaults on Senior Securities

The Company is delinquent on payments totaling approximately $86,000 on four of its six notes payable.


Item 4.   Submission of Matters to a Vote of Security Holders

None.


Item 5.   Other Information

None.


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits required by item 601 of Regulation S-B

    99.1   Certification by Chief Executive Officer
    99.2   Certification by Principal Accounting Officer

(b) Reports on Form 8-K

    None

                                     SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      Tangent Solutions, Inc.




Date: December 16, 2002                               By: /s/ Vito A. Bellezza
                                                      ------------------------
                                                      Vito A. Bellezza
                                                      President and CEO
                                                         and Director

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
               PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tangent Solutions, Inc. on Form 10-QSB for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Vito A. Bellezza, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this quarterly report on Form 10-QSB of Tangent Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 16, 2002                         By: /s/ Vito A. Bellezza
                                                ------------------------
                                                Name:  Vito A. Bellezza
                                                Title: Chief Executive Officer
                                                and Principal Accounting Officer

                                                                    Exhibit 99.1


                                CERTIFICATION PURSUANT TO
                                 18 U.S.C. SECTION 1350,
                                  AS ADOPTED PURSUANT TO
                         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tangent Solutions, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vito A. Bellezza, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                      /s/ Vito A. Bellezza
                                                      --------------------
                                                      Vito A. Bellezza
                                                      Chief Executive Officer
                                                      December 16, 2002

                                                                    Exhibit 99.2


                               CERTIFICATION PURSUANT TO
                                18 U.S.C. SECTION 1350,
                                AS ADOPTED PURSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tangent Solutions, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vito Bellezza, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                   /s/ Vito Bellezza
                                                   -----------------
                                                   Vito Bellezza
                                                   Principal Accounting Officer
                                                   December 16, 2002