Form 10KSB
period 2002-12-31
TANGENT SOLUTIONS INC
filed 2003-03-31
CIK 764763

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                     FORM 12b-25



                             SEC FILE NUMBER: 2-96392-A


                             CUSIP NUMBER: 875463 20 0


                            NOTIFICATION OF LATE FILING

(Check One):

[X] Form 10-K   __Form 20-F   __Form 11-K   __Form 10-Q    __Form N-SAR

For Period Ended: December 31, 2002
                  ------------------

[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR

For the Transition Period Ended: ___________________


Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.



PART I -- REGISTRANT INFORMATION


                               Tangent Solutions, Inc.
                              -------------------------
                               Full Name of Registrant


                              -------------------------
                              Former Name if Applicable


                     6801 Powerline Road, Ft. Lauderdale FL 33309
                    -----------------------------------------------
                  Address of Principal Executive Office (Street and Number)
                                 City, State and Zip Code






PART II -- RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[X]   (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X]   (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F,11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

      (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.




PART III -- NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, or the transition report portion thereof, could not be filed within the prescribed time period.



An extension of time in filing the Registrant's Form 10-KSB is required because of delays in preparation of financial statements.





PART IV-- OTHER INFORMATION


(1) Name and telephone number of person to contact in regard to this notification


                               Vito A. Bellezza
                              ------------------
                                    (Name)


                                 954-935-8109
                               -----------------
                          (Area Code and Telephone Number)


(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no,
identify report(s).    [X] Yes      [ ] No


(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
   [ ] Yes       [X] No


If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.





                              Tangent Solutions, Inc.
                             -------------------------
                    (Name of Registrant as Specified in Charter)


has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.


Date: March 31, 2003              By:  /s/  Vito A. Bellezza
      -------------------              ----------------------------
                                       Vito A. Bellezza, President