Form 10KSB
period 2002-12-31
TANGENT SOLUTIONS INC
filed 2003-10-31
CIK 764763

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934.

                  For the fiscal year ended DECEMBER 31, 2002
                                            -----------------

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934.

              For the transition period from ________ to___________

                          Commission File No. 2-96392-A
                                              ---------

                             TANGENT SOLUTIONS, INC.
                             -----------------------
                 (Name of small business issuer in its charter)

            Delaware                                        65-0952956
            --------                                        ----------
   (State or other jurisdiction                    (IRS Employer Identification)
 of incorporation or organization)

                    3998 FAU Boulevard, Boca Raton, FL 33431
                    ----------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (561) 362-4800
                                                --------------

Securities registered pursuant to Section 12(b)of the Exchange Act: None

Securities Registered pursuant to Section 12(g)of the Exchange Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                              (Title of Each Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year ended December 31, 2002:
$1,699,029, which represents $978,101 for continuing operations and $720,928 for discontinued operations.

The aggregate market value of the Issuer's Common Stock held by non-affiliates was approximately $1,578,889 based upon the closing sale price of the Issuer's Common Stock on October 30, 2003.

As of October 30, 2003, there were 15,788,893 shares of the Issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

Documents incorporated by reference: Certain exhibits listed in Part III, Item 13 of this Annual Report on Form 10-KSB are incorporated by reference from the Registrant's Current Reports on Form 8-K filed with the Commission on June 6, 2002, September 3, 2002, April 1, 2003, April 17, 2003, July 23, 2003 and August
8, 2003.

                             Tangent Solutions, Inc.

                                Table of Contents

                                                                            Page

Part I

Item 1.  Business..............................................................3

Item 2.  Properties............................................................8

Item 3.  Legal Proceedings................................................... .8

Item 4.  Submission of Matters to a Vote of Security Holders...................8


Part II

Item 5.  Market for Registrant's Common Equity and
            Related Stockholder Matters........................................9

Item 6.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations .............................................9

Item 7.  Financial Statements (beginning on page F-1) ........................11

Item 8.  Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure..............................................11


Part III

Item 9.  Directors and Executive Officers of the Registrant...................12

Item 10. Executive Compensation...............................................13

Item 11. Security Ownership of Certain Beneficial Owners and Management.......14

Item 12. Certain Relationships and Related Transactions.......................15

Item 13. Exhibits, Financial Statements and Reports on Form 8-K...............15

Signatures....................................................................16

PART I

Item 1.  BUSINESS

Overview

Tangent Solutions, Inc. ("Tangent" or the "Company"), a Delaware corporation, is a holding company formed in 1996 to acquire and develop technology-based companies. Tangent wholly owned subsidiary companies are Engineered Business Systems (EBS), QuickCredit Corporation (QCC), and Consumer Guardian, Inc. (CGI).

Tangent currently conducts all business through EBS, acquired in December 1996. EBS, originally founded in 1988, develops and markets innovative software applications for the credit reporting, mortgage banking, and data security markets. The EBS Credit Reporting Information System (CRIS(TM)) was widely used by regional banks and credit agencies in the 1990's. In 1986, EBS developed the Automated Compliance and Evaluation System (ACES(TM)) to automate the process of mortgage bank quality control. EBS later introduced Data Evaluation and Selection Criteria (DESC(TM)) software that applied statistical sampling to the quality control process and reduced the number of loans that required auditing. EBS ACES(TM) and DESC(TM) gained widespread acceptance among regional and national mortgage banks and continue as recognized leaders.


Tangent created subsidiary QuickCREDIT Corporation (QCC) in 1998 to execute a strategy to consolidated service companies providing consumer credit reports to small credit bureaus and business providing consumer credit. QCC leveraged EBS CRIS(TM) and EBS Xchange(TM) proprietary technology to increase efficiencies and volume. The Company elected to cease all QCC business operations effective April 30, 2002 and sell remaining assets following the discontinuation of credit services to QCC by a major credit repository.

On May 16, 2002, the Company sold the QCC customer list to a competitor. The sales agreement provided for an initial payment of $10,000 and monthly payments over the next twelve months based upon a formula related to the amount of sales generated from the customer list. The statement of operations has been prepared to show the effects of the discontinued operation.

Tangent formed subsidiary Consumer Guardian, Inc. (CGI) in 2001 to deliver consumer credit protection services. CGI leveraged the technology employed by QCC to create a service to provide consumers with copies of their credit reports and notification of changes in their credit files. Tangent suspended development of CGI when QCC ceased operations.

Early in 2002, Tangent made a strategic decision to revamp IT infrastructure and refocus marketing and R&D efforts on EBS ACES(TM), EBS DESC(TM), and applying its proprietary credit reporting technologies to development of a new, highly competitive credit data retrieval and reporting solution named EBS iXchange(TM). TANGENT consolidated operations and all technological and marketing assets within EBS.

EBS determined that a more reliable, scalable, and secure operating hardware platform than the current Windows(R)/Intel(R) PC platform was required to successfully penetrate larger accounts and preempt competitors with a lesser focus on data security. EBS chose to develop new products on the IBM(R) iSeries(R) and OS/400(R) platform based on its broad use within the financial services industry, unique information security features, and specialized IBM(R) iSeries(R) technical and marketing knowledge held by employees of EBS.

To speed product development and acquire access to critical technologies, EBS entered into strategic marketing and development agreements with IBM, Vormittag Associates, Inc. (VAI), and Security First, Inc.

In 2002, EBS became an IBM(R) Business Partner and Independent Software Vendor. This alliance provides EBS with extensive access to IBM(R) marketing resources, technical assistance, restricted technologies. It also provides the opportunity to market EBS solutions though. EBS ACES(TM), EBS DESC(TM), and EBS iXchange(TM) are currently featured on the IBM.com website as IBM(R) Value Added Solutions. EBS iXchange(TM) is certified by IBM(R) as Powered by WebSphere(R), a designation held by only a very few solutions worldwide. EBS signed its first marketing pact with an IBM(R) Authorized Resellers in late 2002.

EBS also entered into an agreement to include VAI System 2000(TM) enterprise accounting/auditing capability to new EBS applications. The relationship with VAI, a highly respected IBM(R) Business Partner, also enhances the stature of EBS within both the IBM(R) development/marketing communities and with IBM(R) Authorized Resellers.

A joint marketing and development pact with Security First, Inc. provides EBS with immediate and extensive reach into the market for enterprise data security solutions. EBS has completed porting the Security First Trust Engine to the IBM(R) iSeries(R) and the solution is now in alpha testing.

Technical improvements to EBS ACES(TM) strengthened its regard among experts as the leading quality control software package in the mortgage banking industry. EBS customers will enjoy the greater reliability offered by these enhancements and EBS will benefit as well from the reduced need to provide software support services and additional Software Maintenance Agreement (SMA) revenues. Additional solutions delivery options for ACES(TM), including the July 2002 introduction of the ACES(TM) as an ASP application, provide further potential for market penetration.

The EBS iXchange(TM) Credit Reporting Solution is the first new EBS application based on the Company's strategic shift to the IBM(R) iSeries(R) platform. EBS iXchange(TM) leverages over a decade of proprietary EBS credit reporting technologies, but with added speed, flexibility, reliability, and data security. EBS iXchange(TM) contains more embedded security and features than competitors offerings, and can be sold marketed directly by EBS and by IBM(R) Business Partners at a very competitive cost while protecting substantial margins.

Most recently, EBS entered into an agreement with the Florida Atlantic University (FAU) campus of the University of Florida system. This pact provides EBS with superior, reasonably priced office space in the FAU Research Park as well as access to faculty and other academic resources of FAU.

The closure of QCC and discontinuance of unprofitable operations significantly reduced debt for Tangent, but substantial obligations remain. EBS invested heavily in R&D over the past 18 months to develop new products based on IBM(R) OS/400(R) and IBM(R) WebSphere(R) technology. While EBS projections of increased demand for secure credit and data security applications are proving accurate, success as an ongoing concern is dependent on investment capital to market existing products and introduce new products, e.g. EBS iXchange(TM).

LIQUIDITY

Tangent is undergoing liquidity problems as current EBS revenues are not sufficient to meet operating and marketing expenses. Factors include a decline in sales of new software licenses for current products, which the Company believes is due to the inadequacy of marketing efforts under prior EBS management. Tangent installed new management, which has taken steps to further reduce overheads and reverse sales declines.

However, short-term improvements in sales of existing EBS solutions cannot solve liquidity issues alone. EBS recently upgraded and expanded marketing staff and is optimistic regarding new revenues. However, commitments for additional capital funding are required to sustain operations and introduce new products. The Company has met with potential investors and investment bankers but has not yet received any acceptable or definite commitments for additional funding.

RECENT DEVELOPMENTS

NAME AND STOCK SYMBOL: The Company's stock symbol is TGTS. The Company's stock trades on the OTC Bulletin Board but is currently removed from the Bulletin Board and trades on the pink sheets due to non-compliance of its regulatory filing requirements. The Company expects the stock to begin trading more actively when all delinquent reports have been filed with the SEC and other statutory obligations have been fulfilled.

REVERSE STOCK SPLIT: On February 11, 2002, the Company effected a reverse stock split of its Common Stock. All holders of Common Stock of the Company received three (3) shares of new Common Stock for every ten (10) shares currently owned.

LEGAL MATTERS: On April 11, 2003, Charles Moche, a director of the Company, derivatively as shareholder of and on behalf of Tangent Solutions, Inc., brought an action in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida against Vito Bellezza, the CEO and President of the Company. The action claimed Mr. Bellezza's breach of fiduciary duties, among other counts, to the Company and its shareholders. A settlement agreement was reached whereby Mr. Bellezza resigned as CEO and President and as chairman and director of the Board of the Company.

THE SUBSIDIARIES

Engineered Business Systems, Inc.

EBS designs, develops, markets and supports software applications for the financial services and information security industries. EBS software solutions include:

(i) ACES(TM) (Automated Compliance and Evaluation System) and DESC(TM) (Data Evaluation and Selection Criteria) for the mortgage banking industry

(ii) EBS iXchange(TM) Credit Reporting Solution for banks, finance companies, credit card issuers and other providers of consumer credit and

(iii) EBS Enterprise Biometric Trust, a comprehensive system to secure applications and databases throughout a business or government agency.

EBS PRODUCTS AND SERVICES

EBS ACES(TM) Automated Compliance and Evaluation System

EBS is widely recognized for its leadership in providing solutions for the mortgage banking industry. EBS has served this industry since 1984, continually improving the functionality and ease-of-use of ACES(TM). The result of an initial $5 million development project, and subsequent investment in further development, the Automated Compliance and Evaluation System (ACES(TM)) continues to be the most advanced and complete mortgage quality control software system for mortgage bankers. ACES(TM) fully automates the mortgage bank audit and revivification process mandated by their funding sources (FNMA, GNMA, etc.), cutting time and expense by more than 50% compared to manual auditing while providing superior data analysis. This allows mortgage banks to maintain or reduce quality control labor costs while increasing loan origination volume, and provides a rapid return on their investment in EBS ACES(TM).

ACES(TM) operates in 32-bit Window(R) LAN or WAN servers or may be installed on a stand-alone PC. Configurations are also available to operate on the IBM(R) iSeries(R) platform. Customization is available to integrate ACES(TM) into virtually any front-end and/or back-end system. Embedded security features may be customized by the client and provide control over individual access to each function and a high level of protection against unauthorized access to consumer credit data and other non-public information.

In the first quarter of 2002, EBS released version 6.0 of ACES(TM), extending database compatibility and adding significant user features, as well as enabling delivery of ACES(TM) over the Internet as an ASP. Optional integration of Business Objects(R) Enterprise Reporting provides users of ACES(TM) with virtually unlimited management reporting capabilities.

EBS DESC(TM) Data Evaluation and Selection Criteria System

Introduced in 1998, EBS DESC(TM) provides mortgage banks with powerful statistical tools for the accurate calculation of loan sample sizes required to meet regulatory audit and compliance requirements. DESC(TM) statistical sample analysis, widely accepted by funding agencies, eliminates the need for mortgage banks to employ a Statistical Analyst to perform these calculations.

DESC(TM) also provides users with the ability to stratify predetermined risk groups (i.e., loans by investor type or by type of originator) for sampling purposes. This allows mortgage bankers to validate risk assumptions based on any number of factors, verifying the overall quality of the mortgage loans sold into the secondary market. Mortgage banks benefits from increased audit flexibility and superior findings while reducing the actual number of mortgage files reviewed, thus lowering the overall cost of the quality control function.

EBS iXchange(TM) Credit Reporting Solution

EBS iXchange(TM) Credit Reporting Solution is the first EBS application that operates natively on the IBM(R) iSeries(R) and is delivered over IBM(R) WebSphere(R). EBS iXchange(TM), which transmits requests directly to the credit repositories, merges and parses data received, and produces a user customizable merged credit report, incorporates 15 years and millions of dollars of EBS research and development. Proprietary EBS CRIS(TM) and EBS Xchange(TM) credit engine, parsing, and reporting modules are key elements of this powerful applcation. Reengineered in C++ and JAVA, EBS iXchange(TM) retrieves, parses, formats, logs, and delivers credit repository data with unsurpassed speed, reliability, data security, and flexibility.

EBS iXchange(TM) can be installed on all models of the IBM(R) iSeries(R) and thus can improve the efficiency and security of credit reporting in companies of virtually any size. With assistance from the IBM(R) Development Group in Rochester, MN, EBS iXchange(TM) has completed alpha testing and is now in beta testing.

EBS Enterprise Biometric Trust Solution

Now in alpha testing, the EBS Enterprise Biometric Trust is the product of a joint technology and marketing pact EBS entered into with Security First, Inc. in mid-2000. In return for marketing rights and technology access, EBS restructured and ported proprietary Security First, Inc. technology to the IBM(R) iSeries(R), combining the most secure and user-friendly biometric technology with the most secure applications platform.

The EBS Enterprise Biometric Trust is the application-driven enterprise solution for biometric authentication that seamlessly secures virtually any networked data source or application, regardless of platform. Designed for deployment by mid to large size businesses, the EBS Enterprise Biometric Trust securely provides authorized users easy access to critical data and applications, and creates indelible logs of all access and access attempts. The EBS Enterprise Biometric Trust segments and encrypts user biometric data, storing encryted data in up to four discrete locations. This provides the organization with a very high level of protection from unauthorized access and keeps users safe from invasions of personal privacy.

The EBS Enterprise Biometric Trust is the first OS/400(TM)-based biometric enrollment and authentication system. Delivered by IBM(R) WebSphere(R) 5.0, this solution can be integrated with virtually any combination of computer platforms, uniquely providing centralized information security within a highly distributed and diverse computing environment.

EBS SALES AND MARKETING

EBS recently reorganized its sales, marketing, and customer support functions to increase both focus and expertise in the areas of mortgage bank solution sales and customer satisfaction. Key sales and support personnel who left EBS under prior administrations have returned. These moves have resulted in unsolicited letters of satisfaction from current customers and new customer orders and intents to purchase.

Revamped compensation structures increase focus on incentive compensation and provide retention incentives to valued employees. Additional marketing channels include IBM(R) Business Partners as EBS Authorized Resellers and the development of additional marketing partnerships for new and existing products.

Plans are in place for extensive support of new and existing solutions and the inclusion of additional strategic alliances. Sources in discussion for alliances include ASP and outsourcing companies, solution architects and consultants, banking groups, and data-security trade associations.

Concurrent with investment and/or enhanced revenue streams, plans are in place for increased trade association participation and industry-specific advertising and public relations campaigns.

EBS BACKLOG

As of December 31, 2002, the Company had no contract backlog. Revenue from software sales is recorded upon software delivery, hardware delivery, and training. The Company has entered into one to two year contracts for services that obligate customers to specific minimum transactions with the Company.

EMPLOYEES

As of October 31, 2003 the Company had 10 full-time employees. As of the date of this report, two (2) are dedicated to marketing and sales, four (4) are engaged in product development, two (2) are applied to support and customer service and two (2) are involved in finance and administration. None of the employees are union members and none are covered under any collective bargaining agreements. The Company believes its relations with its employees are good.

PATENTS AND TRADEMARKS

EBS Xchange(TM) and QuickCREDIT(TM) trademarks are registered in International Class 9 in the United States Patent and Trademark Office ("PTO") and Tangent has several applications for registration pending in the PTO. Through the seven (7) year long use of the ACES(TM) trademark in the United States in connection with computer software, the Tangent has also acquired common law trademark rights in the ACES(TM) trademark. There can be no assurance, however, that Tangent will be able to effectively obtain rights for these marks throughout all the countries of the world. Failure to protect such marks from unlawful and improper appropriation may have a material adverse effect on business, financial condition, and results of operations.

INSURANCE

The Company maintains insurance with respect to its properties and operations in such form, in such amounts and with such insurers as is customary in the businesses in which the Company is engaged. The Company believes that the amount and form of its insurance coverage are adequate at the present time.

RESEARCH AND DEVELOPMENT

During the years ended December 31, 2002 and 2001, the Company expensed $175,848 and $79,042 respectively on research and development costs. The development activities were primarily focused on up-grading the EBS ACES and iXchange software. The Company estimates the spending for development for the fiscal year 2003 to be approximately the same.

COMPETITION

The market for the Company's products is intensely competitive. The Company expects competition to increase and the Company's market share to remain stable as other companies introduce additional and more competitive Microsoft Windows(R)/Intel(R) PC platform-based products in this market segment. Many of the Company's present or anticipated competitors have substantially greater financial, technical, marketing and sales resources than the Company. The Company anticipates that results of operations may fluctuate on a quarterly or annual basis and will be difficult to predict. The timing and degree of fluctuation will depend upon several factors including market acceptance of existing products and prices, competitive product introductions, the Company's ability to control or adjust research and development, marketing, sales and general and administrative expenses in response to changes in revenues and the Company's ability to introduce new products successfully.

OTHER SUBSIDIARIES

QuickCREDIT Coproration (QCC) and Consumer Guardian, Inc. (CGI) ceased operations in 2002. There are no plans to revive these operations.

Item 2.  PROPERTIES

Until July 31, 2003, the Company's corporate offices at 6801 Powerline Road, Fort Lauderdale, Florida, 33309 consisted of approximately 10,000 square feet. As of August 1, 2003, the Company moved to new facilities at 3998 FAU Boulevard, Boca Raton, Florida 33431 consisting of approximately 5,000 square feet. All of the space is occupied under a lease that extends through July 2008.

Item 3.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions in the ordinary course of business. It is the opinion of Management that the outcome of such litigation will not have a material adverse effect on the Company's consolidated financial condition and results of operations.

On April 11, 2003, Charles Moche, derivatively as shareholder of and on behalf of Tangent Solutions, Inc., brought an action in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida against Vito Bellezza, the CEO and President of the Company. The action claimed Mr. Bellezza's breach of fiduciary duties, among other counts, to the Company and its shareholders. A settlement agreement was reached whereby Mr. Bellezza resigned as CEO and President and as chairman and director of the Board of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Company during the Company's fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective July 24, 2002, Tangent common stock began trading on the OTC Bulletin Board (OTC-BB) under the symbol TGTS. The common stock was removed from the OTC-BB on June 26,2003 due to noncompliance of its regulatory filings under the prior administration.

The following table sets forth, on a per share basis for the periods indicated, the high and low closing prices for the Company's common stock ("TGTS") for the two year period ending December 31, 2002 based upon information supplied by the Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

                                                   HIGH ($)          LOW ($)
                                                   --------          -------
CALENDAR 2003

January 1 through March 31                           0.58              0.20
April 1 through June 30                              0.35              0.11
July 1 through September 30                          0.15              0.15

CALENDAR 2002

January 1 through March 31 (1)                       N/A               N/A
April 1 through June 30 (1)                          N/A               N/A
July 1 through September  30                         0.29              0.10
October 1 through December 31                        0.30              0.16

CALENDAR 2001

January 1 through March 31 (2)                       0.001             0.001
April 1 through May 15 (2)                           0.001             0.001
May 16 through June 30 (1)                           N/A               N/A
July 1 through September 30 (1)                      N/A               N/A
October 1 through December 31 (1)                    N/A               N/A
_________

(1) The new common stock of the Company was not trading during this period (2) The old common stock of the Company had no closing bid price due to the bankruptcy

Dividends. Tangent has not paid any dividends and does not anticipate paying dividends in the foreseeable future. The Board of Directors intends to retain earnings, if any, to finance growth. Accordingly, any payment of dividends by Tangent in the future will depend upon the need for working capital and the financial condition of the Company at the time.

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

TWELVE MONTHS ENDED DECEMBER 31, 2002 VS. TWELVE MONTHS ENDED DECEMBER 31, 2001

Consolidated

The QCC subsidiary continued to be unprofitable. In the second quarter, the Company ceased all operations of QCC due to the discontinuance of services by a major credit repository resulting in continuing losses. The Company sold its customer list to a competitor for a net gain of approximately $132,247, payments that were received over a 13-month period based on total usage of service by those customers.

Sales for the twelve months ended December 31, 2002 were $978,101, a decrease of $206,206 or 17% from the $1,184,307 in sales for the period ended December 31, 2001. The Company faced severe cash flow limitations and did not allocate working capital, where available, towards a marketing and sales effort.

Cost of sales during 2002 decreased by $178,058 or 58% to $127,332 from $305,390 for the same period in 2001. The decrease in cost of sales is due largely to the reduction of its sales force and service personnel. In addition, all development costs related to the sale of software have been expensed as incurred in prior years. Gross profit, as a percentage of revenue, has increased to 87% for the year 2002 from 74% for the year 2001.

Selling, general and administrative ("SG&A") expenses were $1,222,479 for the year ending December 31, 2002 representing a decrease of $948,717 or 44% from SG&A expenses of $2,171,196 for the year ending December 31, 2001. The discontinuance of QCC as well as an across-the-board decrease in expenses due to lack of funds contributed to the drop in SG&A.

Product development expenses during the year were $175,848 in 2002 compared with $79,042 for the same period in 2001, an increase of $96,806 or 123%. Development costs incurred during the year were mainly associated with the development of EBS iXchange(TM) and EBS Enterprise Biometric Trust and ACES(TM). Management believes that investment in these products is essential to the Company's growth and product diversification.

The Company's loss from continuing operations for the year ending December 31, 2002 was $575,950. This loss represents a decrease of $837,673 or 59%, from the loss from operations of $1,413,623 for the prior year ending December 31, 2001. Net income was $55,605 for the period ending December 31, 2002, compared to net income of $3,228,689 for the same period in 2001. The unusual nature of the net income in both years resulting in a difference of $3,173,084 is due largely to the forgiveness of debt relating to the Company's emergence from bankruptcy in 2001 and other reorganization items.

ENGINEERED BUSINESS SYSTEMS, INC.

Sales for EBS was $978,101 for the year ended December 31, 2002 compared to $1,184,307 for the year ended December 31, 2001. The revenue decreased by approximately 17% compared with the prior year principally because of the Company's lack of marketing and sales efforts. Cost of sales during the period ending December 31, 2002 was approximately $127,332 compared to cost of sales of $305,390 for the same period in 2001.

QUICKCREDIT CORP.

QCC segment of the business was discontinued in April 2002 as a result of the increasing drain on the Company's financial resources. QCC net income for the twelve months ended December 31, 2002 was $499,119, comprised of approximately $310,000 from revenues directed from CGI and approximately $190,000 from residual collections with no associated costs of operations. This compares to a net loss of ($27,139) for the period ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had a cash and cash equivalent balance of $33,404 and a working capital deficit of $460,046 compared to cash and cash equivalent balance of $96,890 and a working capital deficit of $557,773 at December 31, 2001.

Operating activities provided cash of 72,333 at December 31, 2002 and used cash of $1,273,468 at December 31, 2001. The difference of $1,345,801 in net cash provided in operations is primarily due to a prior year gain on forgiveness of debt and adjustments of pre-petition liabilities to claims amounts.

In July 2003, the Company entered into an agreement with several shareholders to extend a line of credit to the Company as funds are required through December 31, 2003 and until permanent financing is placed. The loan will bear interest at 15% payable when permanent funding is secured. In consideration for the stockholder entering into this agreement, the Company is granting 10 common stock purchase warrants for every dollar of the loan at an exercise price equal to $0.01 per share. As of October 31, 2003, the Company has received $400,000 in loans.

Management's plans in regards to this matter are to bring recently developed products to market and aggressively promote existing products. It also plans to expand its sales force, forge additional marketing alliances, and recruit IBM Authorized and independent distribution sources to increase its market penetration and volume of sales and to further reduce its operating costs to generate positive cash flow. Additionally, the Company must raise equity in order to finance its expansion, to improve liquidity and to sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT DEVELOPMENTS

The Company has taken every precaution in assuring that expenses are kept at a minimum. Salaries have been kept at modest levels and expenses have been reduced. The Company is encouraged by the results of research and development over the past year and believes this provides the foundation for additional R&D to improve and upgrade its proprietary software. The Company believes that all the above factors have collectively contributed to a positive outlook for the Company and better opportunities for it to meet its business goals. However, additional financing is necessary to implement planned marketing programs for new products and increase marketing for existing products.

Item 7.  FINANCIAL STATEMENTS

The financial statements required by Item 7 are included in this report beginning on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information concerning the Company's directors and executive officers during the 2002 fiscal year. On December 31, 2002, the directors and officers of the Company consisted of the following:

 Name                      Age   Position(s) with the Company
 ----                      ---   ----------------------------
 Gregory W. Faust (1)       49    Chief Executive Officer and President
 Jack Nelson (2)            52    Director
 Charles M. Moche (3)       54    Secretary and Director
 Thomas Secreto             52    Director and Chief Information Officer
_________

(1) Mr. Faust was engaged as an officer on July 7, 2003. He replaces Mr. Vito Bellezza. (2) Mr. Nelson joined the Board on July 7, 2003. (3) Mr. Moche was appointed as the Chief Financial Officer on July 7, 2003.

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

The following is a biographical summary of the business experience of the directors and executive officers of the Company:

Gregory W. Faust
----------------
Mr. Faust, formerly Senior VP for Fleet Private Bank and Barnett Banks, brings marketing, business building and administrative skills to Tangent. Prior to building new divisions at Fleet and Barnett, he spent more than a decade on Madison Avenue, directing marketing communications programs for several General Foods brands and later managing new product and marketing communications programs for the IBM(R). Mr. Faust earned his BA and MPA from the Maxwell School at Syracuse University and completed post graduate work in Computer Applications and Information Systems Management at New York University Graduate School of Business Administration.

Jack Nelson
-----------
From 1993 to 1999 Mr. Nelson was Chairman and CEO of Advanced NMR Systems, Inc. (ANMR:NASDAQNMS). From 1995 until 1999 Mr. Nelson was Chairman and CEO of Advanced Mammography Systems, Inc. (MAMO: NASDAQ). Mr. Nelson served as a Director and consultant to Caprius Inc. (CAPR:NASDAQSC), a successor corporation to the merged entities ANMR and MAMO from 1999 to 2000. Mr. Nelson served on the board of Advanced Machine Vision Systems, Inc. (AMVC:NASDAQNMS) from 1995 to2001 and served as chairman of its executive, audit and strategic planning committees. Mr. Nelson currently advises a number of high tech companies and serves as president of Northfield Surgical Center a facility that performs multi specialty same day surgical procedures. Mr. Nelson is a graduate of Yeshiva University and received his law degree from Hofstra School of Law.

Charles M. Moche
----------------
Mr. Moche was with the auditing department at Coopers & Lybrand and with the tax department at Price Waterhouse when he began his career in the accounting profession. He was the Chief Financial Officer of a public company from January 1994 through May 1996. He practiced accounting in New Jersey with a concentration on tax planning and consulting since June 1996. Mr. Moche holds an Advanced Professional Certificate in Taxation from New York University Graduate School of Business, an MBA in Accountancy from Bernard M. Baruch Graduate School of Business and a BA in Economics from Yeshiva University. He is a member of the American Institute of Certified Public Accountants, the New York State Society of CPA's and the Board of Accountancy of the State of New Jersey Consumer Affairs Division.

Thomas Secreto
--------------
Mr. Secreto has 30 years of experience in the technology industry. For at least five years prior to November 2000 when he joined the Company. Mr. Secreto served as a consultant in the technology industry. From November 1992 until October 1998, Mr. Secreto served as President of TriMax Systems Corp., a systems integration and software consulting company. From May 1985 to November 1992, Mr. Secreto served as Chairman and CEO of the Triangle Group, a publicly traded technology company. From 1981 through 1985, he served as Information Technology Director for the United States subsidiary of TDK Electronics Corporation.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows all the cash compensation paid or to be paid by the Company to the Chief Executive Officer, and all officers who received in excess of $100,000 in annual salary and bonus, for the fiscal years ended December 31, 2002, 2001 and 2000:

                                                                                  Long Term Compensation
                                                                              -------------------------------
                                               Annual Compensation             Awards               Payouts
                                      --------------------------------------  --------  -------  ------------
         (a)         (b)      (c)       (d)            (e)            (f)        (g)      (h)        (i)
 ------------------  ----  ---------  --------  ----------------  ----------  --------  -------  ------------
                                                                  Restricted             LTIP     All Other
      Name and                                   Other Annual       Stock     Options/  Payouts  Compensation
 Principal Position  Year  Salary($)  Bonus($)  Compensation ($)    Awards    SARs(#)     ($)        ($)
 ------------------  ----  ---------  --------  ----------------  ----------  --------  -------  ------------
 Vito Bellezza       2002  $ 73,125     -0-            -0-           -0-        -0-       -0-        -0-
                     2001  $ 74,750     -0-            -0-           -0-        -0-       -0-        -0-
 CEO and President   2000  $ 85,977     -0-            -0-           -0-        -0-       -0-        -0-
 ------------------  ----  ---------  --------  ----------------  ----------  --------  -------  ------------


The following table sets forth certain information with respect to options granted during the last fiscal year to the Company's Executive Officers named in the above Summary Compensation Table.

 ------------------------------------------------------------------------------
                      Option/SAR Grants in Last Fiscal Year
 ------------------------------------------------------------------------------
      (a)               (b)             (c)              (d)             (e)
 ------------------------------------------------------------------------------
                    Number of        % of Total
                    Securities      Options/SARs
                    Underlying       Granted to      Exercise or
                   Options/SARs     Employees in     Base Price      Expiration
 Name               Granted (#)     Fiscal Year      (# Shares)         Date
 ------------------------------------------------------------------------------
 Vito Bellezza         None

The following table sets forth certain information with respect to options exercised during the fiscal year ended December 31, 2002, by the Company's Executive Officers named in the Summary Compensation Table, and with respect to unexercised options held by such person at the end of the fiscal year ended December 31, 2002.

 ------------------------------------------------------------------------------
               Aggregate Option/SAR Exercises In Last Fiscal Year
                      And Fiscal Year-End Option/SAR Values
 ------------------------------------------------------------------------------
      (a)             (b)            (c)            (d)            (e)
 ------------------------------------------------------------------------------
                                 Number of       Value of
                                 Securities     Unexercised
                                 Underlying    In-the-Money
                                Unexercised    Options/SARs
                    Shares      Options/SARs   at FY-End (#)      at FY-End
                 Acquired on        Value      Exercisable/     Exercisable/
      Name       Exercise (#)   Realized ($)   Unexercisable   Unexercisable (1)
 ------------------------------------------------------------------------------
 Vito Bellezza       None

Employment Agreements

None

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of October 30, 2003 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

 ------------------------------------------------------------------------------
    Name and Address of            Shares of Common Stock
    Beneficial Owner (1)             Beneficially Owned        Percent of Class
 ------------------------------------------------------------------------------
    Vito A. Bellezza                   4,370,469 (1)               27.68%
    Charles Moche                         30,751                    0.19%
    Thomas Secreto                       475,600 (2)                3.01%
    Gregory W. Faust                      36,000                    0.23%

    All Officers and Directors
    As a Group (4 persons)             4,912,820                   31.11%
 ------------------------------------------------------------------------------
 Total number of shares outstanding at December 31, 2002 was 15,788,893.
 ------------------------------------------------------------------------------
 (1) Includes shares owned directly by Vito Bellezza (3,438,300), his wife Judith Bellezza (632,169) and shares owned by his corporation (300,000).
 (2) Includes shares directly owned by Thomas Secreto (235,600), his wife Marie Secreto (210,000) and his daughters (30,000).
 ------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Vito Bellezza, during his term in office, employed his son Dennis Bellezza and in various capacities, Mr. Bellezza retained the services of his wife Judith and his son Vito Jr. His son Dennis, a former deliveryman, was paid a salary and commission that management believed was above the pay scale for the services that were provided. His wife Judith was a secretary and bookkeeper and except for a short period, her services were paid to Up Front Services Corp, Mr. Bellezza's wholly owned corporation. For computer related matters, Mr. Bellezza called upon his son Vito Jr. on an as needed basis.
The aggregate in compensation payments that were made to all the related parties above did not exceed $250,000.

ITEM 13. EXHIBITS AND FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Exhibits

    31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   Boca Raton, Florida
October 31, 2003


TANGENT SOLUTIONS, INC.

By: /s/ Gregory W. Faust
------------------------
Gregory W. Faust
President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                  Title                                Date


/s/ Gregory W. Faust       Chief Executive Officer,             October 31, 2003
____________________       Principal Executive Officer,
    Gregory W. Faust       President


/s/ Jack Nelson            Director                             October 31, 2003
____________________
    Jack Nelson


/s/ Charles M. Moche       Director                             October 31, 2003
____________________       Principal Financial and
    Charles M. Moche       Accounting Officer


/s/ Tom Secreto            Director                             October 31, 2003
____________________
    Tom Secreto

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                       AND
                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS



                                TABLE OF CONTENTS




                                                                            Page


Report of Independent Certified Public Accountants ......................... F-2


Consolidated Balance Sheet ................................................. F-3


Consolidated Statements of Operations ...................................... F-4


Consolidated Statement of Changes in Stockholders' Deficit ................. F-5


Consolidated Statements of Cash Flows ...................................... F-6


Notes to Consolidated Financial Statements ................................. F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Tangent Solutions, Inc.

We have audited the consolidated balance sheet of Tangent Solutions, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, consolidated changes in stockholders' deficit, and consolidated cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tangent Solutions, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of its operations and cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting standards generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Tangent Solutions, Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              Sweeney, Gates & Co.

October 29, 2003
Fort Lauderdale, Florida

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002


ASSETS
Current Assets:
  Cash and cash equivalents ......................................  $    33,404
  Accounts receivable, net of allowance for doubtful accounts
      of $180,734 ................................................       43,030
  Prepaid expenses and other current assets ......................        3,711
  Net assets of discontinued operations ..........................       27,274
                                                                    -----------

      Total current assets .......................................      107,419

  Property and equipment, net of accumulated depreciation
      of $1,079,943 ..............................................       41,278
                                                                    -----------

      Total assets ...............................................  $   148,697
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Current maturities of long term obligations ....................  $    81,572
  Accounts payable and accrued expenses ..........................      404,376
  Deferred revenue ...............................................       81,517
                                                                    -----------

      Total current liabilities ..................................      567,465

  Long term obligations, net of current maturities ...............      203,571
                                                                    -----------

      Total liabilities ..........................................      771,036
                                                                    -----------

Stockholders' Deficit:
  Preferred stock, par value $.001, authorized 1,000,000 shares,
      no shares issued and outstanding ...........................            -
  Common stock, par value $.001, 100,000,000 shares authorized,
      15,788,893 issued and outstanding ..........................       15,789
  Additional paid-in capital .....................................    8,330,020
  Accumulated deficit ............................................   (8,968,148)
                                                                    -----------

      Total stockholders' deficit ................................     (622,339)
                                                                    -----------

      Total liabilities and stockholders' deficit ................  $   148,697
                                                                    ===========

           See accompanying notes to consolidated financial statements.

                            TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                    Year Ended December 31,
                                                                -------------------------------
                                                                    2002               2001
                                                                ------------       ------------
Sales ....................................................      $    978,101       $  1,184,307
Cost of sales ............................................           127,332            305,390
                                                                ------------       ------------

Gross profit .............................................           850,769            878,917

Operating expenses:
  Selling, general and administrative ....................         1,222,479          2,171,196
  Product development ....................................           175,848             79,042
  Depreciation and amortization ..........................            10,320              8,700
                                                                ------------       ------------

   Total operating expenses ..............................         1,408,647          2,258,938
                                                                ------------       ------------
Loss from continuing operations
  before other income (expense) ..........................          (557,878)        (1,380,021)
                                                                ------------       ------------

Other income (expense):
  Interest income (expense), net .........................           (21,223)           (33,602)
  Other income (expense), net ............................             3,151                  -
                                                                ------------       ------------

   Total other income (expense) ..........................           (18,072)           (33,602)
                                                                ------------       ------------

Loss from continuing operations ..........................          (575,950)        (1,413,623)


Discontinued operations:
  Income (loss) from operations of discontinued components           499,119            (27,139)
  Gain on disposal of asset of Quick Credit Corporation ..           132,436                  -
                                                                ------------       ------------
   Total income (loss) from discontinued operations ......           631,555            (27,139)
                                                                ------------       ------------

Reorganization items:
  Professional fees ......................................                 -           (128,366)
  Stock issued to employees ..............................                 -            (55,437)
  Adjustment of pre-petition liabilities to claim amounts                  -          1,020,416
                                                                ------------       ------------
       Total reorganization items ........................                 -            836,613
                                                                ------------       ------------

       Income (loss) before extraordinary item ...........            55,605           (604,149)
                                                                ------------       ------------

Extraordinary item:
  Gain on forgiveness of debt ............................                 -          3,832,838
                                                                ------------       ------------

Net income ...............................................      $     55,605       $  3,228,689
                                                                ============       ============
Basic and diluted income (loss) per common share:

Net income (loss) from continuing operations .............      $      (0.04)      $      (0.12)
Net income (loss) from discontinued operations ...........      $       0.04       $      (0.00)
Net income (loss) from reorganization item ...............      $          -       $       0.06
                                                                ------------       ------------

Net income (loss) per share before extraordinary items ...      $          -       $      (0.06)

Income (loss) per share - extraordinary item .............      $          -       $       0.34
                                                                ------------       ------------

Income (loss) per share ..................................      $          -       $       0.28
                                                                ============       ============
Weighted average number of shares
  outstanding - basic and diluted ........................        15,566,120         11,383,509
                                                                ============       ============

                  See accompanying notes to consolidated financial statements.

                                               F-4

                                           TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                        FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                                                                                                   Common
                                                    Common Stock        Additional    stock                         Total
                                               ----------------------     paid-in   subject to    Accumulated   stockholders'
                                                  Shares      Amount      capital      put          Deficit        deficit
                                               -----------   --------   ----------  -----------   ------------   -----------
Balance, December 31, 2000 ..................    4,641,889   $  4,642   $6,739,333  $(1,230,000)  $(12,252,442)  $(6,738,467)
  Cancellation of existing stock through
    bankruptcy proceeding ...................   (4,641,889)    (4,642)       4,642    1,230,000              -     1,230,000
  Issuance of stock to investors ............   11,589,584     11,590      688,410            -              -       700,000
  Issuance of stock for preferred stock .....      124,145        124       30,912            -              -        31,036
  Issuance of stock to vendors upon emergence
    from bankruptcy .........................      278,340        278       69,307            -              -        69,585
  Issuance of stock to employees upon
    emergence from bankruptcy ...............      221,748        222       55,216            -              -        55,438
  Issuance of stock for private placement ...    2,914,005      2,914      613,586            -              -       616,500
  Issuance of stock for services ............      382,464        382       95,234            -              -        95,616
  Net income ................................            -          -            -            -      3,228,689     3,228,689
                                               -----------   --------   ----------  -----------   ------------   -----------

Balance December 31, 2001 ...................   15,510,286     15,510    8,296,640            -     (9,023,753)     (711,603)

  Issuance of stock for services ............      253,510        254       25,135            -              -        25,389
  Issuance of stock to employees ............       82,700         83        8,187            -              -         8,270
  Cancellation of issued shares .............      (57,603)       (58)          58            -              -             -
  Net income ................................            -          -            -            -         55,605        55,605
                                               -----------   --------   ----------  -----------   ------------   -----------

Balance December 31, 2002 ...................   15,788,893   $ 15,789   $8,330,020  $         -   $ (8,968,148)  $  (622,339)
                                               ===========   ========   ==========  ===========   ============   ===========

                                See accompanying notes to consolidated financial statements.

                                                             F-5

                                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                                    ---------------------------
                                                                                       2002             2001
                                                                                    ---------       -----------
Cash flows from operating activities:
  Net income .................................................................      $  55,605       $ 3,228,689

  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
    Gain on forgiveness of debt ..............................................              -        (3,832,838)
    Depreciation and amortization ............................................         10,320             8,700
    Reorganization expenses paid through issuance of stock ...................              -           128,366
    Reorganization stock issued to employees .................................              -            55,437
    Adjustments of pre-petition liabilities to claims amounts ................              -        (1,020,416)
    Common stock issued for services .........................................         33,659                 -

   Changes in operating assets (increase) decrease
    Accounts receivable ......................................................         15,742            36,944
    Prepaid expenses and other current assets ................................          1,781                 -
   Changes in operating liabilites increase (decrease)
    Accounts payable and accrued expenses ....................................          8,089           172,894
    Deferred revenue .........................................................        (52,863)          (51,244)
                                                                                    ---------       -----------

Cash provided by (used in) operating activities ..............................         72,333        (1,273,468)
                                                                                    ---------       -----------

Cash flows from investing activities:
  Purchase of property and equipment .........................................              -           (41,814)
                                                                                    ---------       -----------

Net cash used in investing activities ........................................              -           (41,814)
                                                                                    ---------       -----------

Cash flows from financing activities:
  Repayments of notes payables ...............................................       (135,819)         (102,172)
  Investment in common stock .................................................              -           700,000
  Private placement ..........................................................              -           665,000
  Proceeds from financings ...................................................              -           137,034
                                                                                    ---------       -----------

Net cash flows from financing activities .....................................       (135,819)        1,399,862
                                                                                    ---------       -----------

Net increase (decrease) in cash ..............................................        (63,486)           84,580

Cash - beginning of year .....................................................         96,890            12,310
                                                                                    ---------       -----------

Cash - end of period .........................................................      $  33,404       $    96,890
                                                                                    =========       ===========

Supplemental disclosure of cash flow information:

Cash paid during period for:
  Interest ...................................................................      $  30,661       $    33,602
                                                                                    =========       ===========
  Income Taxes ...............................................................      $       -       $         -
                                                                                    =========       ===========

                          See accompanying notes to consolidated financial statements.
                                                       F-6

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On September 1, 2000, the Company and its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, in the Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court"). From September 1, 2000 through April 30, 2001, the Company operated its business and managed its affairs as a debtor-in-possession. The United States Bankruptcy Court confirmed the joint Plan of Reorganization (the "Plan") on May 1, 2001 (the "Confirmation Date"). The final decree from the Bankruptcy Court was issued on January 15, 2002. All of the common and preferred stock that was outstanding on the Confirmation Date was cancelled and new shares of common stock were issued in accordance with the Plan. A creditor stock pool was established, which held two percent (2%) of the new equity in accordance with the Plan that was used for pro-rata distribution of stock payments. The holders of allowed unsecured claims, including employees, received a stock payment of free trading shares of the new equity from the creditor stock pool. Additionally, a two percent (2%) stock pool was established as an incentive for employees who stayed with the Company through bankruptcy and thereafter. The Company could, at its discretion, issue the shares to employees up to the maximum of two percent (2%). The employee shares vested in four quarterly amounts commencing with the Confirmation Date.

Majority holders of the Company's voting shares before the Confirmation date received the majority of voting shares after Confirmation date. Therefore, a change of control did not occur. The Company continued its basis of accounting and did not adopt fresh start accounting which would apply if there was a change in control.

On April 23, 2002, the Company elected to close the operations of QCC effective April 30, 2002 and sell its assets. On May 16, 2002, the Company sold QCC's customer list to a competitor. At the same time, the Company elected to discontinue the operations of CGI. See footnote 10 for discussion relating to discontinued operations.


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

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards Board ("SFAS") No.144, "Accounting for the Impairment or disposal of Long-Lived Assets" which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

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

PRODUCT DEVELOPMENT EXPENSES - Product development expenses are charged to expense as incurred. These costs primarily consist of salaries paid to programmers. Product development costs for the twelve months ended December 31, 2002 and 2001 were $175,848 and $79,042, respectively.

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

INCOME (LOSS) PER SHARE - The Company accounts for earnings per share according to Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which requires presentation of basic and diluted earnings or loss per share. There were no dilutive securities or options outstanding at December 31, 2002. Earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period.

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

RECENT ACCOUNTING PRONOUNCEMENTS - In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the application of the provisions of SFAS No. 146 to have an impact on its financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions in the accompanying financial statements as discussed in
Note 12.

In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial statements.

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN No. 45 also clarifies disclosure requirements to be made by a guarantor of certain guarantees. The disclosure provisions of FIN No. 45 are effective for fiscal years ending after December 15, 2002. The Company does not expect the adoption of FIN No. 45 to have a material impact on its financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003.

In January 2003, the FASB issued EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor." This EITF addresses the accounting by a vendor for consideration (vendor allowances) given to a customer, including a reseller of the vendor's products, and the accounting by a reseller for cash consideration received from a vendor. It is effective for certain arrangements entered into after November 21, 2002, and for all new arrangements, including modifications to existing arrangements, entered into after December 31, 2002. The Company adopted the provisions of the EITF in the first quarter of fiscal 2003 and, as the Company's policies were already consistent with those of EITF 02-16, the adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.       UNCERTAINTY - GOING CONCERN

The Company's continued existence is dependent upon it ability to implement its business plan after emerging from bankruptcy on May 1, 2001. The Company must resolve its liquidity problems, principally by obtaining equity, increasing sales and achieving profitable operations. The Company experienced losses from continuing operations for the year ended December 31, 2002 of $575,761, and has a working capital deficit of $460,046 as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regards to this matter are to create additional products and refine existing products, much of which is completed and awaiting introduction to the marketplace. It also plans to expand its sales force, increase its market penetration and volume of sales and to further reduce its operating costs to generate positive cash flow. Additionally, the Company must raise equity in order to finance its expansion, to improve liquidity and to sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


4.       EXTRAORDINARY ITEM

As a result of the Company's emergence from bankruptcy and the elimination of a majority of the Company's debt, the Company recorded an extraordinary item for the forgiveness of debt of approximately $3,800,000. The forgiveness resulted from the following items of debt being forgiven:

         Notes payable .............................         $1,100,000
         Accounts payable ..........................          2,000,000
         Preferred stock ...........................            700,000
                                                             ----------

                                                             $3,800,000
                                                             ==========

In 2001, the forgiveness of debt was accounted for as an extraordinary item under APB Opinion 30 since it was considered infrequent and unusual.

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2002:

                                                               Estimated
                                                             Useful lives
                                                             ------------

         Computer equipment ..............   $  884,140         5 years
         Furniture and equipment .........      206,637       5 - 7 years
         Leasehold improvements ..........       30,444         5 years
                                             ----------

                                              1,121,221
            Less: accumulated depreciation    1,079,943
                                             ----------

                                             $   41,278
                                             ==========

Depreciation expense for the twelve months ended December 31, 2002 and 2001 was $10,320 and $8,700 respectively.


6.       DEFERRED REVENUE

At December 31, 2002, deferred revenue was $81,517, which represents the unearned portion of sales related to software maintenance agreements. Deferred revenue is recognized as income on a straight-line basis over the service contract terms that are generally renewable for twelve-month periods.

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.       NOTES PAYABLE

The following are the notes payable at December 31, 2002:

         Note payable due two individuals, 9% interest, due
           May 31, 2005, payable $11,947 per month ........... $205,426

         Note payable due county, 10% interest,
           Due May 1, 2003, payable $2,235 per month .........   26,820

         Note payable due venture capital firm, 8% interest
           Due October 1, 2003, payable $879 per month .......   17,187

         Note payable due venture capital firm, 8% interest,
           Due December 31, 2001, payable $4,387 per month ...   30,710

         Note payable due financial institution, non-interest
           bearing with Imputed interest at 8%, due January 1,
           2002, payable $2,500 per month ....................    5,000
                                                               --------
                                                                285,143

         Less current maturities of long-term obligations ....   81,572
                                                               --------

                                                               $203,571
                                                               ========

The above notes are secured by assets of the various components.

The note payable in the amount of $30,710 has been in default since 2001. The Company is currently negotiating a settlement.

Interest expense for the twelve months ended December 31, 2002 and 2001 was $33,778, and $33,602 respectively.

The following are future payments due on the notes payable:

                           Year                Amount
                           ----               --------
                           2003 ............. $ 81,572
                           2004 .............  142,041
                           2005 .............   61,530
                                              --------
                                              $285,143
                                              ========

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.       EQUITY

PREFERRED STOCK

The Company's preferred stock totaling $1,730,381 was cancelled on the Confirmation Date. The bankruptcy court approved an unsecured claim of $750,000 for the preferred stock. The Company satisfied the claim by issuing 124,145 shares of common stock to the holder of the preferred stock valued at a market value of $.25 per share totaling $31,036.

COMMON STOCK

On February 11, 2002, the Company declared a three-for-ten reverse stock split. All shares presented have been restated to reflect the stock split.

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

During the year ended December 31, 2002 the Company issued 253,510 shares of its common stock to a consultant for services rendered. The Company valued such shares at its opening bid price when trading commenced after emergence from bankruptcy or approximately $0.10 per share and recorded compensation expense of $25,389. Additionally, the Company issued 82,700 shares of its common stock to certain employees. Again the shares were valued at $0.10 per share and accordingly, $8,270 in compensation was recorded.

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


During the year ended December 31, 2002, 57,603 shares of the Company's previously issued shares designated for various individuals and vendors at bankruptcy confirmation were canceled because they were not claimed.


9.       INCOME TAXES

The Company had available at December 31, 2002 and 2001, net operating loss carry-forwards for federal and state tax purposes of approximately $14,105,000 and 14,160,000 respectively, that could be applied against taxable income in subsequent years from 2003 to 2022. The tax effect of the net operating loss is approximately $5,307,000, a full valuation allowance has been recorded against such amount, since realization is uncertain.

There were no significant temporary differences for book and tax reporting purposes as of the twelve months ended December 31, 2002. Components of the Company's deferred income taxes were as follows:

                                              2002             2001
                                           -----------     -----------

         Net deferred tax asset .......    $ 5,307,000     $ 5,328,000
         Less valuation allowance .....     (5,307,000)     (5,328,000)
                                           -----------     -----------

         Net deferred tax asset .......    $         -     $         -
                                           ===========     ===========

Reconciliation of the differences between income taxes computed at the federal and state statutory rates and the provision for income taxes for the twelve months ended December 31, is as follows:

                                                       2002       2001
                                                     --------   --------

         Income tax loss at federal statutory
           tax rate ...............................  (34.00)%   (34.00)%
         State taxes, net of federal benefit ......   (3.63)%    (3.63)%
         Change in valuation allowance ............   37.63 %    37.63 %
                                                     --------   --------

         Provision for income taxes ...............       - %        - %
                                                     ========   ========

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.      DISCONTINUED OPERATIONS

On April 23, 2002, management evaluated the future prospects and cash flows for its components CGI and QCC and elected to discontinue these operations. CGI had generated over $300,000 in non-recurring revenues and had no prospects for future revenues. With regards to QCC, historically, the component generated continuing losses and, therefore, the Company elected to sell the customer list (its viable asset) and wind down operations. The Company terminated its employees and discontinued its related overhead. The Company received residual profits through 2003.

Summary of operating results of discontinued operations:

                                                      Year Ended     Year Ended
                                                     December 31,   December 31,
                                                         2002          2001
                                                     ------------   ------------
Revenues                                             $   720,928    $   511,312
Cost of sales                                            102,462        408,412
                                                     -----------    -----------

Gross profit                                             618,466        102,900
Selling, general and administrative expenses            (119,347)      (130,039)
Gain on sale of asset                                    132,436              -
                                                     -----------    -----------

Income (loss) from discontinued operations           $   631,555    $   (27,139)
                                                     ===========    ===========

At December 31, 2002, net assets from discontinued operations consisted of cash of $85 and accounts receivable of $27,189. Additionally, during 2002, the Company sold QCC's customer list and recognized a gain on this sale of $132,436.

The Company subsequently liquidated all the assets of QCC prior to December 31, 2003.


11.      COMMITMENTS AND CONTINGENCIES

During 2001 and 2002, the Company leased office facilities in Fort Lauderdale, Florida for approximately $10,000 per month. In 2003, the Company relocated to Boca Raton, Florida and terminated its lease with no penalties.

The Company entered into a lease for office facilities commencing on August 1, 2003 in Boca Raton, Florida. Monthly rental payment is approximately $5,000. The term of the lease is five years with future minimum lease payments as follows:

                           Year               Amount
                           ----               ------

                           2003 ..........  $  26,271
                           2004 ..........     64,101
                           2005 ..........     66,663
                           2006 ..........     69,323
                           2007 ..........     72,099
                        Thereafter .......     43,032
                                            ---------
                                            $ 341,489
                                            =========

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.      SUBSEQUENT EVENTS

On April 11, 2003, a shareholder, derivatively as shareholder of and on behalf of the Company, brought an action in the U.S. Circuit Court against Vito Bellezza, the CEO and President of the Company. The action cited an alleged breach of fiduciary responsibilities and other counts by Mr. Bellezza to the Company and its shareholders. The matter was settled in June 2003. Mr. Bellezza resigned as CEO and President of the Company and its subsidiaries and the Company agreed in this settlement to compensate Mr. Bellezza as follows:

                    July 2003 .....................  $  30,000
                    April 2004 ....................  $  70,000
                    April 2005 ....................  $  50,000
                    October 2005 ..................  $  25,000
                    April 2006 ....................  $  50,000
                                                     ---------
                                                     $ 225,000
                                                     =========

Additionally, Mr. Bellezza is to receive a total of $22,500 in monthly installments beginning August 1, 2003.