Form 10QSB
period 2003-03-31
TANGENT SOLUTIONS INC
filed 2003-11-18
CIK 764763

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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


                               3998 FAU BOULEVARD
                            BOCA RATON, FLORIDA 33431


                                 (561) 362-4800
                           (Issuer's telephone number)


Check whether the registrant filed all documents and reports required to be Filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court. Yes [ ] No [x ]

As of November 13, 2003 there were 15,801,893 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                                     INDEX

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet March 31, 2003 ............................3

         Consolidated Statements of Operations for the
         Three Months Ended March 31, 2003 and 2002 ...........................4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2003 and 2002 ...........................5

         Selected Notes to Consolidated Financial Statements ..................6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS ...........8

ITEM 3.  CONTROLS AND PROCEDURES .............................................10


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ...................................................11

ITEM 2.  CHANGES IN SECURITIES ...............................................11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .....................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................11

ITEM 5.  OTHER INFORMATION ...................................................11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ....................................11

SIGNATURES ...................................................................12

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

ASSETS

Current Assets:
   Accounts receivable, net of allowance for doubtful accounts
     of $180,734 .................................................  $   130,288
   Prepaid expenses and other current assets .....................       12,400
   Net current assets of discontinued operations .................       20,100
                                                                    -----------

       Total current assets ......................................      162,788

   Property and equipment, net of accumulated depreciation
     of $1,082,523 ...............................................       42,350
                                                                    -----------

       Total assets ..............................................  $   205,138
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank overdraft ................................................  $    26,117
   Current maturities of long term obligations ...................      198,361
   Accounts payable and accrued expenses .........................      429,646
   Due to related party ..........................................        9,500
   Deferred revenue ..............................................      105,187
                                                                    -----------

       Total current liabilities .................................      768,811

   Long term obligations, net of current maturities ..............       92,426
                                                                    -----------

       Total liabilities .........................................      861,237
                                                                    -----------

Stockholders' Deficit:
   Preferred stock, par value $.001, authorized 1,000,000 shares,
     no shares issued and outstanding ............................            -
   Common stock, par value $.001, 100,000,000 shares authorized,
     15,801,893 issued and outstanding ...........................       15,802
   Additional paid-in capital ....................................    8,331,307
   Accumulated deficit ...........................................   (9,003,208)
                                                                    -----------

       Total stockholders' deficit ...............................     (656,099)
                                                                    -----------

       Total liabilities and stockholders' deficit ...............  $   205,138
                                                                    ===========

              See accompanying notes to consolidated financial statements.

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------

Sales ............................................  $    182,477   $    478,555
Cost of sales ....................................         4,009         37,610
                                                    ------------   ------------

Gross profit .....................................       178,468        440,945

Operating expenses:
  Selling, general and administrative ............       169,433        243,546
  Product development ............................        35,854         78,430
  Depreciation and amortization ..................         2,580          2,855
                                                    ------------   ------------

    Total operating expenses .....................       207,867        324,831
                                                    ------------   ------------

(Loss) income from continuing operations
  before other income (expense) ..................       (29,399)       116,114
                                                    ------------   ------------

Other income (expense):
  Interest income (expense), net .................        (5,661)        (8,733)
                                                    ------------   ------------

    Total other income (expense) .................        (5,661)        (8,733)
                                                    ------------   ------------

(Loss) income from continuing operations .........       (35,060)       107,381
                                                    ------------   ------------

Discontinued operations:
  Income (loss) from operations of discontinued
    components ...................................             -        (80,572)
                                                    ------------   ------------

    Total (loss) from discontinued operations ....             -        (80,572)
                                                    ------------   ------------

Net (loss) income ................................  $    (35,060)  $     26,809
                                                    ============   ============

Basic and diluted income (loss) per common share:

Net income (loss) from continuing operations .....  $       0.00   $       0.01

Net (loss) from discontinued operations ..........  $          -   $      (0.01)
                                                    ------------   ------------

(Loss) per share .................................  $       0.00   $       0.00
                                                    ============   ============

Weighted average number of shares
  outstanding - basic and diluted ................    15,799,848     15,510,286
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                    TANGENT SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2003        2002
                                                           --------   ---------
Cash flows from operating activities:
  Net (loss) income .....................................  $(35,060)  $  26,809

  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization .......................     2,580       2,855
    Common stock issued for services ....................     1,300           -

  Changes in operating assets (increase) decrease:
    Accounts receivable .................................   (87,258)    (41,543)
    Net assets from discontinued operations .............     7,174           -
    Prepaid expenses and other current assets ...........    (8,689)          -

  Changes in operating liabilites increase (decrease):
    Accounts payable and accrued expenses ...............    25,270      96,159
    Deferred revenue ....................................    23,670     (24,430)
                                                           --------   ---------

Cash provided by (used in) operating activities .........   (71,013)     59,850
                                                           --------   ---------

Cash flows from investing activities:
  Purchase of property and equipment ....................    (3,652)          -
                                                           --------   ---------

Net cash used in investing activities ...................    (3,652)          -
                                                           --------   ---------

Cash flows from financing activities:
  Repayments of notes payables ..........................     5,644     (40,927)
  Bank overdraft ........................................    26,117           -
  Proceeds from advance from shareholder ................     9,500           -
                                                           --------   ---------

Net cash flows from financing activities ................    41,261     (40,927)
                                                           --------   ---------

Net increase (decrease) in cash .........................   (33,404)     18,923

Cash - beginning of year ................................    33,404      96,890
                                                           --------   ---------

Cash - end of period ....................................  $      -   $ 115,813
                                                           ========   =========

Supplemental disclosure of cash flow information:
  Interest paid during the period                          $      -   $       -
                                                           ========   =========
  Taxes paid during the period                             $      -   $       -
                                                           ========   =========

          See accompanying notes to consolidated financial statements.

                             TANGENT SOLUTIONS, INC.
                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with accounting principles generally accepted by the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

2. BUSINESS

Tangent Solutions, Inc. ("Tangent" or the "Company"), a Delaware corporation, is a holding company formed in 1996 to acquire and develop technology-based companies. Tangent wholly owned subsidiary companies are Engineered Business Systems (EBS), QuickCredit Corporation (QCC), and Consumer Guardian, Inc. (CGI). The Company elected to cease all QCC business operations effective April 30, 2002 and sell its remaining assets.

Tangent currently conducts all business through EBS, acquired in December 1996. EBS, originally founded in 1988, develops and markets innovative software applications for the credit reporting, mortgage banking, and data security markets. The EBS Credit Reporting Information System (CRIS) (TM) was widely used by regional banks and credit agencies in the 1990's. In 1986, EBS developed the Automated Compliance and Evaluation System (ACES) (TM) to automate the process of mortgage bank quality control. EBS later introduced Data Evaluation and Selection Criteria (DESC) (TM) software that applied statistical sampling to the quality control process and reduced the number of loans that required auditing. EBS (ACES) (TM) and (DESC) (TM) gained widespread acceptance among regional and national mortgage banks and continue as recognized leaders.

3. UNCERTAINTY - GOING CONCERN

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by raising capital through the sale of equity, increasing sales and achieving profitable operations. While undertaking the above, the Company must continue to operate on cash flow generated from operations and loans from officers and directors. The Company generated a loss from continuing operations of $35,016 for the three months ended March 31, 2003. At March 31, 2003, the Company had a stockholders' deficit of $656,099. In addition, the Company is delinquent on payments of approximately $86,000 on four of its six notes payable. Factors contributing to these problems include a decline in sales of new software licenses for current products. These matters raise doubt about the Company's ability to continue as a going concern.

Management's plans to solve these liquidity problems include leveraging the newly reconstructed sales and marketing staff to significantly increase revenue from core products, co-marketing newly completed solutions in partnership with co-developers, distributors, and computer services providers, and continuing to seek significant investment capital from outside sources.

In October 2003, EBS upgraded and expanded marketing staff. Nevertheless, commitments for additional capital funding are required to sustain operations and to introduce new products. The Company is seeking financing but has not received definite commitments. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. EQUITY TRANSACTIONS

In January 2003, the Company issued 13,000 shares of its common stock to a consultant for services rendered. The Company valued such shares at a contemporaneous sales price or $0.10 per share and recorded compensation expense of $1,300.

5. SUBSEQUENT EVENT

On April 11, 2003, a shareholder, derivatively as shareholder of and on behalf of the Company, brought an action in the U.S. Circuit Court against the former CEO and President of the Company. The action cited an alleged breach of fiduciary responsibilities and other counts by the former CEO to the Company and its shareholders. The matter was settled in June 2003. The former CEO resigned as CEO and President of the Company and its subsidiaries and the Company agreed in a settlement to compensate this individual as follows:

         July 2003                                 $  30,000
         April 2004                                $  70,000
         April 2005                                $  50,000
         October 2005                              $  25,000
         April 2006                                $  50,000
                                                   ---------
                                                   $225,000

Additionally, the former CEO is to receive a total of $22,500 that will be paid out in monthly installments commencing August 1, 2003.

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

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Revenue Recognition - Revenue is recognized when the product is shipped and title and risk transfers to the customer and collection of the resulting receivable is reasonably assured. Revenue from software sales is generally recognized upon execution of a sales contract, the delivery of the software and completion of the major portion of the contract requirement. Revenue from maintenance contracts is amortized over the term of the agreements.

Product development expenses are charged to expense as incurred. These costs consist primarily of salaries paid to programmers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

CONSOLIDATED

Sales from continuing operations for the three months ended March 31, 2003 were $182,477, a decrease of 62% from the $478,555 in sales from continuing operations for the same period in 2002. This decrease was largely due to a decrease in sales personnel. Subsequently, we have made an effort to retain qualified sales individuals to actively begin marketing our products.

Cost of sales from continuing operations for the quarter ended March 31, 2003 was $4,009 compared to $37,610 for the same period in 2002. This decrease was primarily a result of decreased sales of its EBS quality control products licenses.

Gross profits from continuing operations for the quarter ended March 31, 2003 were $178,468, or 98% of revenue, as compared to $440,945, or 92% of revenue, during the same period in 2002.

Selling, general and administrative expenses from continuing operations decreased to $169,433 for the three months ended March 31, 2003 from $243,546 during the same period in 2002, a decrease of $74,113. This was primarily due to our cost reduction efforts to conserve our minimal cash flows.

The loss from continuing operations for the quarter ended March 31, 2003 was $35,060, as compared to income from continuing operations of $107,381 for the same quarter in 2002. This represents a decrease of $142,441, attributed to a decrease in sales. The loss from discontinued operations at March 31, 2003 was $0 as opposed to a loss of $80,572 for the same period in 2002.

LIQUIDITY

Currently, we are undergoing severe liquidity problems. The revenue generated in the first quarter was not sufficient to match expenses. This is due to a drop in new sales of software licenses, which management believes is due to the general economy and the mortgage banks' hesitation concerning capital investment in our products. The Company is making additional cuts in its monthly expenses, which will help the situation somewhat, but only additional new sales will solve the current liquidity problems. Additional efforts are being made to increase sales by employing sales personnel. We have also met with potential investors and investment bankers, but have not yet received any acceptable or definitive commitments for funding.

ITEM 3.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of November 14, 2003, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, various claims, charges, and litigation may be asserted or commenced against the Company arising from, or related to, contractual matters, intellectual property, personal injury, insurance coverage and personnel and employment disputes. The Company may be involved in some litigation that, while the outcome cannot be predicted with certainty, the Company does not expect to have a material or adverse effect on the consolidated financial position. There are no known or suspected lawsuits against the Company at this time (See Note 5. Subsequent Event).

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended March 31, 2003 we issued 13,000 shares of our common stock for services rendered. Such shares were valued at $0.10 per share and we recorded non-cash expense of $1,300.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

The Company is delinquent on payments totaling approximately $86,000 on four of its six notes payable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by item 601 of Regulation S-B

         31.1   Certification by Chief Executive Officer Pursuant to Section 302
         31.2   Certification by Chief Financial Officer Pursuant to Section 302
         32.1   Certification by Chief Executive Officer Pursuant to Section 906
         32.2   Certification by Chief Financial Officer Pursuant to Section 906

         (b) Reports on Form 8-K

         None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Tangent Solutions, Inc.



Date: November 18, 2003                 By: /s/ Gregory Faust
                                            -----------------
                                            Gregory Faust
                                            CEO and President and
                                            Principal Executive Officer



Date: November 18, 2003                 By: /s/ Charles M. Moche
                                            --------------------
                                            Charles M. Moche
                                            CFO and Principal Financial
                                            and Accounting Officer